Form 10-Q
period 2006-03-31
Basin Water, Inc.
filed 2006-06-26
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51991

Basin Water, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4736881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8731 Prestige Court
Rancho, Cucamonga, California	91730
(Address of principal executive offices)	(Zip Code)

(909) 481-6800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On June 21, 2006, there were 19,577,672 shares of common stock, par value $0.001, outstanding.

BASIN WATER, INC.

1

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BASIN WATER, INC.

BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,386	$2,724
Accounts receivable	5,014	7,050
Inventory	530	347
Prepaid expenses and other	582	189
Notes receivable	100	100

Total current assets	9,612	10,410

Property and equipment
Property and equipment	10,892	10,445
Less: accumulated depreciation	1,069	962

Property and equipment, net	9,823	9,483

Other assets
Long term accounts receivable	4,769	2,744
Patent costs, net	287	286
Loan costs, net	97	428
Other assets	2,569	447

Total other assets	7,722	3,905

Total assets	$27,157	$23,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,581	$2,150
Current portion of notes payable	7,485	674
Current portion of advances	215	—
Current portion of capital lease obligations	15	15
Current portion of deferred revenue	—	215
Accrued expenses and other	944	799

Total current liabilities	10,240	3,853
Notes payable, net of current portion and unamortized discount	2,000	6,878
Capital lease obligations, net of current portion	36	40
Deferred revenue, net of current portion	457	439
Redeemable convertible Series A preferred stock, no par value - 6,000,000 shares authorized, 627,500 shares issued and outstanding	2,250	2,250
Redeemable convertible Series B preferred stock, no par value - 5,000,000 shares authorized, 1,734,125 shares issued and outstanding	6,529	6,529

Total liabilities	21,512	19,989

Commitments and contingencies
Stockholders’ equity
Common stock, no par value - 40,000,000 shares authorized, 10,303,047 shares issued and outstanding	10,134	7,927
Accumulated deficiency	(4,489)	(4,118)

Total stockholders’ equity	5,645	3,809

Total liabilities and stockholders’ equity	$27,157	$23,798

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenues
System sales	$3,091	$539
Contract revenues	612	357

Total revenues	3,703	896

Cost of revenues
Cost of system sales	1,924	332
Cost of contract revenues	555	175
Depreciation expense	77	69

Total cost of revenues	2,556	576

Gross profit	1,147	320
Research and development expense	70	145
Selling, general and administrative expense	1,129	419

Loss from operations	(52)	(244)

Other income (expense)
Interest expense	(353)	(90)
Interest income	34	10
Other income	—	13

Total other expense	(319)	(67)

Loss before taxes	(371)	(311)
Income tax benefit	—	—

Net loss	$(371)	$(311)

Net loss per share:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)
Weighted average common shares outstanding:
Basic	10,303	9,586
Diluted	10,303	9,586

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net loss	$(371)	$(311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	520	217
Stock-based compensation expense	230	—
Issuance of warrants for services	174	—
Changes in operating assets and liabilities:
Accounts receivable	2,036	35
Inventory	(183)	(7)
Prepaid expenses and other	(86)	(8)
Accounts payable	(569)	(392)
Deferred revenues	(197)	981
Accrued expenses and other	145	10
Other assets	(2,446)	(673)

Net cash used in operating activities	(747)	(148)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,100)	(782)
Net book value of property sold	630	—
Patent costs	(1)	—

Net cash used in investing activities	(471)	(782)

Cash flows from financing activities
Issuance of redeemable preferred stock	—	597
Proceeds from notes payable	1,960	(42)
Loan origination fees	(100)	(67)
Repayments of notes payable and capital lease obligations	20	(39)

Net cash provided by financing activities	1,880	449

Net increase (decrease) in cash and cash equivalents	662	(481)
Cash and cash equivalents, beginning of period	2,724	1,704

Cash and cash equivalents, end of period	$3,386	$1,223

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$372	$277

Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share data)

Note 1—Business Activity

Basin Water, Inc. (the Company) designs, builds and implements systems for the treatment of contaminated groundwater. The Company markets these systems primarily to utilities, municipalities and other organizations that supply water, collectively referred to as water providers, for use in treating groundwater sources that do not comply with federal or state regulations due to the presence of chemical contaminants. Customers can choose between purchasing these systems and entering into long-term contracting arrangements for the Company’s systems.

Note 2—Basis of Presentation

Interim Financial Statements

The interim financial statements for the three months ended March 31, 2006 and 2005 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934 as proscribed by the Securities Exchange Commission (SEC). As such, certain disclosures which would substantially duplicate the disclosures contained in the Company’s latest audited financial statements have been omitted. This Quarterly Report on Form 10-Q for the three months ended March 31, 2006 (the March Report) should be read in concert with the Company’s Form S-1, Registration Statement, filed with the SEC on May 11, 2006 (S-1), which contains the Company’s audited financial statements for the year ended December 31, 2005.

The interim financial information for the three-month periods ended March 31, 2006 and 2005 is unaudited and has been prepared on the same basis as the audited financial statements. However, these financial statements do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America (US GAAP) for audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial information.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Accordingly, actual results could differ from those estimates.

Revenue Fluctuations

The Company’s revenues vary from period to period, because customers can choose between purchasing and entering into long-term contract arrangements for groundwater treatment systems. If a customer chooses to purchase a system, revenues are recognized over a much shorter period of time, generally within one or two quarters, than for the same system if the customer chose a long-term contract arrangement for the system. Revenues tend to be higher in periods in which sales rather than long-term use contracts occur. The results of operations for the first three months of 2006 are not necessarily predictive of the remaining nine months of the year.

Impact of Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued which would impact the Company’s financial position following the effective date of the Company’s initial public offering.

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share data)

Note 3—Earnings Per Share

In accordance with the provisions of SFAS No. 128, Earnings Per Share, the Company reports earnings per share (EPS) by computing both basic and diluted EPS. Basic EPS measures the Company’s performance for a reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures the Company’s performance for a reporting period by dividing net income available to common stockholders by the weighted average number of common shares plus common stock equivalents outstanding during the period. Common stock equivalents consist of all potentially dilutive common shares, such as stock options and warrants, which are convertible into shares of common stock.

The Company incurred net losses for both of the three month periods ended March 31, 2006 and 2005, respectively. Approximately 716,000 and 281,000 stock options, as well as 916,000 and 12,000 warrants and 2,362,000 and 2,268,000 shares of redeemable convertible preferred stock, have been excluded from the computation of diluted EPS in 2006 and 2005, respectively, due to the antidilutive effect of such common stock equivalents.

The following tables contain a reconciliation of the numerators (net loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Three Months Ended March 31,
	2006	2005
Net loss per share
Numerator:
Net loss applicable to common shares	$(371)	$(311)

Denominator:
Weighted average common shares outstanding	10,303	9,586

Net loss per common share	$(0.04)	$(0.03)

Net loss per share - assuming dilution
Numerator:
Net loss applicable to common shares	$(371)	$(311)

Denominator:
Weighted average common shares outstanding	10,303	9,586
Add shares issued on assumed:
Exercise of stock options	—	—
Exercise of warrants	—	—
Conversion of redeemable convertible preferred stock	—	—

Weighted average common shares outstanding	10,303	9,586

Net loss per common share - diluted	$(0.04)	$(0.03)

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share data)

Note 4—Stock-Based Compensation

2001 Stock Option Plan

On August 27, 2001, the Company established the Basin Water 2001 Stock Option Plan. Under the plan, 900,000 shares of the Company’s common stock were initially reserved for issuance upon exercise of options pursuant to the plan. In June 2005, the plan was amended to increase the number of shares of Company common stock reserved for issuance to 2,100,000.

Options issued under the plan were issued at the market price of the stock on the date of the grant. Option grants are generally exercisable over three years, starting one year from the date of grant, and they expire 10 years from the date of grant.

2006 Equity Incentive Award Plan

In May 2006, the Company adopted the Basin Water 2006 Equity Incentive Award Plan, or 2006 Equity Plan. The 2006 Equity Plan became effective immediately prior to the completion of the initial public offering in May 2006. The 2006 Equity Plan replaces the 2001 Stock Option Plan.

Change in Accounting Principle

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). The Company elected to adopt the modified prospective transition method as provided under SFAS 123R. This method applies to all new awards or awards modified, repurchased or cancelled after January 1, 2006. Accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with the provisions of Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In addition, the Company complied with the disclosure only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Had the Company accounted for stock-based compensation awards issued prior to 2006 using the fair value based accounting method described in SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s net loss and net loss per share for the three months ended March 31, 2005 would have been as follows:

Three Months Ended March 31, 2005
Net loss as reported	$(311)
Less: stock-based compensation expense determined using the fair-value accounting method	(41)

Pro forma net loss	$(352)

Basic earnings per share:
As reported	$(0.03)
Pro forma	$(0.04)
Diluted earnings per share:
As reported	$(0.03)
Pro forma	$(0.04)

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share data)

Note 4—Stock-Based Compensation (continued)

The Company estimated the fair value of stock options granted during the three months ended March 31, 2006 and 2005 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of the Company’s stock over the expected option term, and the expected annual dividend yield on the Company’s stock. The fair value of each option grant during the three months ended March 31, 2006 and 2005 was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected option term in years	6.5	6.5
Risk free interest rate	4.3%	4.0%
Expected volatility	28.3%	30.0%
Expected dividend yield	0.0%	0.0%

The expected option term in years was calculated using an average of the vesting period and the option term, in accordance with the “simplified method” for “plain vanilla” stock options allowed under Staff Accounting Bulletin (SAB) 107. The risk free interest rate is the rate on a zero-coupon U.S. Treasury bond with a remaining term equal to the expected option term. The expected volatility was derived from an industry-based index, in accordance with the calculated value method allowed under SFAS No. 123.

SFAS 123R requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption of SFAS 123R, the Company accounted for forfeitures as they occurred, as permitted under SFAS No. 123. The cumulative effect of adopting the change in estimating forfeitures is not material to the Company’s financial statements for the period ended March 31, 2006.

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2006 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	1,209	$3.15
Granted	140	5.00
Exercised	—	—
Forfeited	—	—

Options outstanding at March 31, 2006	1,349	$3.34

The following tables summarize information about stock options outstanding and exercisable as of March 31, 2006:

(In thousands, except exercise prices)	Outstanding	Exercisable
Number of shares	1,349	675
Weighted average remaining contractual life in years	7.7	6.1
Weighted average exercise price per share	$3.34	$1.89
Aggregate intrinsic value (at estimated fair value of $9.00 per share)	$7,635	$4,799

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share data)

Note 4—Stock-Based Compensation (continued)

The weighted average grant-date fair value of options granted by the Company during the three months ended March 31, 2006 was $1.92 per share. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s estimated stock price of $9.00 per share on January 1, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all options holders exercised their options on March 31, 2006. This amount will vary as the Company’s stock price varies.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $1.33	490	$1.10	5.4 yrs	490	$1.10
$4.00	328	$4.00	8.2 yrs	185	$4.00
$5.00	531	$5.00	9.2 yrs	—	$5.00

	1,349	$3.34		675	$1.89

As of March 31, 2006, approximately $697 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.02 years. The total fair value of options vested during the three months ended March 31, 2006 and 2005 was $19 and $0, respectively.

Note 5 – Notes Payable

The following table summarizes the notes payable as of the dates indicated:

	March 31, 2006	December 31, 2005
BWCA loan, interest payable quarterly at 9.0% per annum, principal due in seven annual installments beginning December 2006	$3,974	$3,974
XACP notes, interest payable semi-annually at 7.0% per annum, principal due in full in October 2008	5,000	5,000
Aqua note, interest payable semi-annually at 7.0% per annum, principal due in full in February 2009	2,000	—
Contract payable to a financing company in monthly installments including interest at 1.9% per annum	23	25
Notes payable to an insurance brokerage company in monthly installments including interest at 9.68%, 9.68% and 7.99%, respectively	34	85
Notes payable to an insurance brokerage company in monthly installments including interest at 6.49%, 7.25% and 8.00%, respectively	5	14

Total notes payable	11,036	9,098
Less: current portion of notes payable	(7,485)	(674)
Less: unamortized discounts on BWCA loan and XACP notes	(1,551)	(1,546)

Notes payable, net of current portion and unamortized discount	$2,000	$6,878

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share data)

As indicated in Note 6, both the $4.0 million BWCA loan and the $5.0 million XACP subordinated notes were repaid in full with a portion of the net proceeds from the Company’s initial public offering completed in May 2006.

In February 2006, the Company issued a $2.0 million subordinated note to Aqua America, Inc. (the “Aqua note”). The Aqua note is subordinated in right of payment to the amounts owing under the BWCA loan and is secured by substantially all of the Company’s assets, including its water contracts and water services agreements. The Aqua note accrues interest at a rate of 7.0% per annum, payable on a semiannual basis beginning July 1, 2006. The Aqua note matures on the earlier of the first anniversary of the closing of an initial public offering and February 10, 2009.

Note 6—Warrants Issued

In connection with a proposed strategic relationship with Aqua America and issuance of the Aqua note, the Company issued to Aqua America a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $7.00 per share. These warrants are immediately exercisable and expire on the earliest of February 10, 2011, November 17, 2008 and immediately prior to a change in control of the Company. The fair value of these warrants is being amortized through the end of the agreement term under the interest method.

Note 7—Subsequent Events

Sales of Common Stock

In May 2006, the Company registered for sale and sold 6,900,000 shares of $.001 par value common stock at a price of $12.00 per share in its initial public offering. After underwriting discounts and commissions and offering expenses in the amount of $7.4 million, the net proceeds from the Company’s initial public offering were approximately $75.4 million. In connection with our initial public offering, all 2,361,625 shares of preferred stock were converted to common stock.

Repayment of Notes Payable

Pursuant to the terms of a business loan agreement with BWCA I, LLC, upon completion of the Company’s initial public offering in May 2006, the Company repaid $3.9 million to BWCA I, LLC, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued to the lender in connection with the BWCA loan in the amount of $0.4 million will be written off in the second quarter of 2006, as the loan was repaid in full.

In accordance with the terms of $5.0 million in subordinated notes payable to The Co-Investment 2000 Fund, L.P., Cross Atlantic Technology Fund II, L.P. and Catalyst Basin Water, LLC (the “XACP notes”), upon completion of the Company’s initial public offering in May 2006, the Company repaid in full the XACP notes, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued in connection with the XACP notes in the amount of $1.1 million will be written off in the second quarter of 2006, as these notes were repaid in full.

Both the BWCA loan and the XACP notes payable have been classified as current liabilities in the accompanying balance sheet as of March 31, 2006. In addition, the remaining unamortized loan costs for the BWCA loan and the XACP notes have been classified as current assets in the accompanying balance sheet as of March 31, 2006. These remaining loan costs of $0.4 million will be written off in the second quarter of 2006.

The Company adopted the 2006 Equity Plan in May 2006. (See Note 4).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends, “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We design, build and implement systems for the treatment of contaminated groundwater. We were initially incorporated in December 1999 and during our first two years of operations primarily focused on the development of our groundwater treatment system. The first permit to be issued by the California Department of Health Services, or DHS, to one of our customers for the operation of our system was issued in 2002. We currently have 50 systems delivered or in process in California and Arizona with an aggregate installed capacity of approximately 86,800 acre-feet per year, or approximately 28.3 billion gallons per year.

We market our system primarily to water providers through our network of Basin Water sales representatives and third-party sales representatives, primarily in the Arid West, as well as through strategic relationships. Our customers include American Water, California Water Service Group and American States Water Company, three of the largest investor-owned water utilities in the United States based on population served. In December 2005, we entered into a strategic sales and marketing agreement with Shaw Environmental, Inc. to market our arsenic treatment system to water providers in 18 states on an exclusive basis. We continue to market our product, primarily in California and Arizona.

As a manufacturer of groundwater treatment systems, our operations necessitate a significant investment in receivables and property and require significant working capital. In the case of sales of groundwater treatment systems, we must expend all of the costs to build and deliver our system to the customer, and we receive payment for the system primarily when the delivery is completed and the system has been placed into service. For systems that we deliver to customers under our long-term contract arrangements, we must incur the costs to build and deliver our groundwater treatment system, and we receive payment over a typical period of five or more years.

In May 2006, we completed our initial public offering which resulted in the issuance of 6,900,000 shares of our common stock at a price of $12.00 per share for gross proceeds of approximately $82.8 million. After offering costs of approximately $7.4 million, the net proceeds were approximately $75.4 million.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue
Revenues
System sales	$3,091	83%	$539	60%
Contract revenues	612	17%	357	40%

Total revenues	3,703	100%	896	100%

Cost of revenues
Cost of system sales	1,924	52%	332	37%
Cost of contract revenues	555	15%	175	20%
Depreciation expense	77	2%	69	8%

Total cost of revenues	2,556	69%	576	64%

Gross profit	1,147	31%	320	36%
Research and development expense	70	2%	145	16%
Selling, general and administrative expense	1,129	30%	419	47%

Loss from operations	(52)	-1%	(244)	-27%
Other income (expense)	(319)	-9%	(67)	-7%

Loss before taxes	(371)	-10%	(311)	-35%
Income tax benefit	—		—

Net loss	$(371)	-10%	$(311)	-35%

Three Months Ended March 31, 2006 and 2005

Revenues

Revenues increased by $2.8 million, or 313%, from $0.9 million during the first three months of 2005 to $3.7 million during the first three months of 2006. This increase occurred primarily as a result of growth in sales of our groundwater treatment systems. Revenues recognized for sales of groundwater treatment systems increased from $0.5 million during the first three months of 2005 to $3.0 million during the first three months of 2006, an increase of $2.5 million, or 474%, as a result of increased groundwater treatment systems sales volume. Contract revenues increased from $0.3 million during the first three months of 2005 to $0.6 million during the first three months of 2006, an increase of $0.3 million, or 71%, as the number of systems placed with customers increased in the first three months of 2006. We anticipate that our revenues will increase in 2006 compared to 2005 as we sell more systems and enter into more contracts with our customers. However, the percentage of increase from year to year will likely fluctuate as our base of revenues increases.

Cost of Revenues

Cost of revenues increased by $2.0 million, or 343%, from $0.6 million during the first three months of 2005 to $2.6 million during the first three months of 2006. This increase was primarily due to an increase in the cost of systems sold of $1.6 million, or 480%, from $0.3 million during the first three months of 2005 to $1.9 million during the first three months of 2006. Operating costs for our contract revenues also increased by $0.4 million, or 217%, from $0.2 million during the first three months of 2005 to $0.6 million during the first three months of 2006. The increase in operating costs was primarily due to higher costs of salt, waste disposal and increased engineering and field service labor expense, as well as higher depreciation expense, all as a result of having more systems placed with customers during the first three months of 2006 compared to the same period in the prior year. We continue to expand our engineering and field service staff in anticipation of future volume growth. We expect that our cost of revenues will increase in absolute dollars in future periods due to both an increase in the number of systems sold and higher costs of salt, waste disposal and increased engineering and field service labor expense, as well as higher depreciation expense, as a result of having more systems placed in service in future periods. As a percentage of revenues, we expect that our cost of revenues will vary from year to year, depending upon the percentage of our revenues recognized from systems sold as opposed to revenues recognized from long-term contracts.

Gross Profit

Gross profit increased by $0.8 million, or 259%, from $0.3 million during the first three months of 2005 to $1.1 million during the first three months of 2006. This increase in gross profit was primarily the result of an increase in system sales gross profit from $0.2 million during the first three months of 2005 to $1.1 million during the first three months of 2006. Our gross profit percentage for the first three months of 2005 was 36%, as compared to 31% for the same period in 2006. Although we had increased the volume of systems sold in the first three months of 2006 compared to the same period in 2005, our gross profit percentage was lower on certain systems sold in the first three months of 2006 compared to the same period in 2005, resulting in lower gross profit percentages overall. In particular, we experienced a significant reduced gross profit percentage on one large project nearing completion in the first quarter of 2006. In general, our gross profit percentage is higher on systems we sell than on systems we place with customers under long-term contracts. We expect our gross profit and gross profit percentage to fluctuate based on the portion of our revenues derived from system sales as opposed to long-term contracts.

Research and Development Expense

Research and development expense decreased by $0.1 million, or 51%, from $0.2 million in the first three months of 2005 to $0.1 million in the first three months of 2006, primarily as a result of decreases in research material costs, personnel costs and outside consultant expense. Although we experienced lower research and development costs in the first quarter of 2006 compared to 2005, we expect our research and development expense to increase in absolute dollars in subsequent periods as we develop additional groundwater treatment systems and expand our research and development personnel, but to decrease as a percentage of revenues as our revenues grow. Our research and development expense constituted a higher percentage of our revenues in prior periods when we were selling our first systems. We anticipate that our research and development expense will fluctuate significantly from period to period based upon the timing of our internal and sponsored research projects.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $0.7 million, or 169%, from $0.4 million during the first three months of 2005 to $1.1 million during the first three months of 2006. The increase was primarily attributable to higher personnel and related costs to support our overall growth, as well as increased stock-based compensation expense recorded during the first quarter of 2006 in accordance with the provisions of SFAS No. 123R. We expect our selling expense to continue to increase in future periods as we expand our sales and marketing force. We also expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth; however, we anticipate that, as our revenues grow, our selling, general and administrative expense will decline as a percentage of revenues in 2006 compared to 2005.

Other Income (Expense)

Other expense increased by $0.2 million, or 379%, from $0.1 million during the first three months of 2005 to $0.3 million during the first three months of 2006, primarily as a result of increased indebtedness amounts outstanding under our senior secured loans with BWCA I, LLC, which we refer to as the BWCA loan, and our subordinated notes which we refer to as our XACP notes, both of which are more fully discussed below under “Liquidity and Capital Resources”. In addition, during the first quarter of 2006, we issued $2.0 million of subordinated notes payable to Aqua America. Because we repaid both the BWCA loan and the XACP notes with the net proceeds from our initial public offering in the second quarter of 2006, we expect other expense associated with interest on our indebtedness to decrease in absolute dollars and as a percentage of revenues in subsequent periods of 2006.

Liquidity and Capital Resources

Since our inception, we have financed our growth and operations primarily with proceeds from the issuance of preferred stock and common stock, as well as the incurrence of indebtedness under the BWCA loan, our subordinated notes issued to funds affiliated with Cross Atlantic Capital Partners and another purchaser, which we refer to as the XACP notes, and our subordinated note issued to Aqua America, which we refer to as our Aqua note. Following our initial public offering which was completed in May 2006, we received net cash proceeds of approximately $75.4 million, of which $9.0 million was used to repay the $4.0 million BWCA loan and $5.0 million in XACP notes. We expect that our current cash and cash equivalents, together with the net proceeds from our initial public offering, will be sufficient to fund our anticipated future growth and operations for the foreseeable. We anticipate that we will need additional capital to finance our growth and operations after such 12-month period or to accelerate our expected growth during such 12-month period. Our long-term future capital requirements will depend on many factors, including our level of revenues, the expansion of sales and marketing activities, the success of Shaw in its marketing of our arsenic treatment systems, our ability to place our systems under long-term contracts and provide service under our long-term contracts and the continuing market acceptance of our systems.

At March 31, 2006, we had $3.4 million in cash and cash equivalents. We have invested a substantial portion of our available cash funds in money market funds placed with reputable institutions for which credit loss is not anticipated.

Outstanding Indebtedness

BWCA Loan. In October 2003, we entered into the BWCA loan, which allowed us to borrow up to $5.0 million. The amounts outstanding under the BWCA loan accrue interest at a fixed rate of 9.0% per annum, payable on a quarterly basis. Additionally, under the terms of the BWCA loan, we were required to pay quarterly, until October 2005, an annual commitment fee computed at 0.5% of the average undrawn balance for the period. We repaid the BWCA loan with proceeds from our initial public offering.

XACP Notes. In October 2005, we issued $5.0 million of subordinated notes to The Co-Investment 2000 Fund, L.P. and Cross Atlantic Technology Fund II, L.P. (both funds affiliated with Cross Atlantic Capital Partners) and Catalyst Basin Water, LLC, under which we received aggregate net proceeds of $4.8 million. The XACP notes are subordinated in right of payment to the amounts owed under the BWCA loan and are secured by a second priority lien on substantially all of our assets, including our water treatment contracts. The XACP notes accrue interest at a rate of 7.0% per annum, payable on a semiannual basis beginning March 1, 2006. The XACP notes matured at the closing of our initial public offering and were repaid with proceeds from our initial public offering in May 2006.

Aqua Note. In February 2006, we issued a $2.0 million subordinated note to Aqua America, Inc. (the “Aqua note”). The Aqua note is subordinated in right of payment to the amounts owing under the BWCA loan and is secured by substantially all of the our assets, including its water contracts and water services agreements. The Aqua note accrues interest at a rate of 7.0% per annum, payable on a semiannual basis beginning July 1, 2006. The Aqua note matures on the earlier of the first anniversary of the closing of an initial public offering and February 10, 2009.

Operating Activities

Net cash used in operating activities was approximately $0.2 million for the first three months of 2005 compared to $0.7 million in the comparable period of 2006. This increase in uses of cash was due primarily to a $1.3 increase in other assets, a $1.2 million decrease in deferred revenues and a $0.2 million increase in inventory. These uses of cash were offset in part by $0.3 million increase in accounts payable and a $0.2 million increase in accrued expenses.

Investing Activities

Net cash used in investing activities was approximately $0.8 million for the first three months of 2005 compared to $0.5 million in the comparable period of 2006. The decrease was the result of the sale of property with a net book value of $0.6 million in the first quarter of 2006, offset in part by an increase in capital expenditures of $0.3 million due to a higher level of construction activity in the first quarter of 2006 compared to the first quarter of 2005.

Financing Activities

Net cash provided by financing activities was approximately $0.4 million for the first three months of 2005 compared to $1.8 million in the comparable period of 2006. This increase was due primarily to $1.9 million in proceeds from a note payable issued in February 2006, offset in part by $0.6 million of redeemable preferred stock issued in the 2005 period.

Capital Expenditures

Capital expenditures totaled $0.8 million in the first three months of 2005, compared to $1.1 million during the same period of 2006. Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

Non-GAAP Measure

In evaluating our business, we consider and use EBITDA as a supplemental measure of our operating performance. We define EBITDA as net income or loss before interest expense, income tax expense, depreciation and amortization. We believe use of EBITDA facilitates operating performance comparisons from period to period and company to company by removing potential differences caused by variations in capital structures (affecting primarily relative interest expense), the book amortization of intangibles (affecting relative amortization expense, the age and book depreciation of facilities and equipment (affecting relative depreciation expense) and other non-cash charges. We believe that, by eliminating such effects, EBITDA provides a meaningful measure of overall corporate performance exclusive of our capital structure, and the method and timing of our expenditures associated with building and placing our systems. We also present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance.

The term EBITDA is not defined under U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our EBITDA has limitations as analytical tool, and when assessing our performance, you should not consider EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but not limited to, are:

•	it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	it does not reflect changes in, or cash requirements for, our working capital needs;

•	it does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	it does not reflect income taxes or the cash requirements for any tax payments or the cash availability for any tax refunds;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

We compensate for the foregoing limitations by relying primarily on our GAAP results and using EBITDA only supplementally. EBITDA is calculated as follows for the periods presented:

	March 31,
	2006	2005
	(In thousands)
Net loss	$(371)	$(311)
Add: interest expense (1)	181	67
Add: depreciation and amortization	520	217
Add: income tax expense	—	—

EBITDA (2)	$330	$(27)

(1)	Interest expense includes portions of the fair value of warrants that constitute debt discount, but excludes amortization of debt discount already included in amortization expense.

(2)	Included in EBITDA are the following:

a)	Stock-based compensation expense, which includes amortization of deferred compensation expense. We recorded approximately $0.2 million in stock-based compensation expense during the three month period ended March 31, 2006.

b)	Expense related to the fair value of warrants, which consists of the amortization of deferred charges representing the excess of the fair value of our common stock over the exercise price of warrants issued. We recorded approximately $0.1 million in expense related to the fair value of warrants during the three month period ended March 31, 2006.

c)	Other warrant charges, which represents the fair value of warrants issued to two customers in connection with sales of groundwater treatment systems. We recorded approximately $0.1 million in other warrant charges during the three months ended March 31, 2006.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2006, we had aggregate balances outstanding under loan arrangements of $11.0 million. Subsequent to March 31, 2006, we repaid certain indebtedness in the aggregate principal amount of $9.0 million with a portion of the net proceeds from our initial public offering in May 2006. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. Following our initial public offering, we have $2.0 million of outstanding indebtedness, which has a fixed interest rate of 7.0%. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole because we do not have any foreign customers nor do we enter into contracts with foreign entities, we do not consider it necessary to hedge against currency risk.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of March 31, 2006, the end of the period covered by this report.

Based upon that evaluation and the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2005, we identified several material weaknesses in our internal control over financial reporting which still existed as of March 31, 2006. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” In addition, a restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator that a material weakness in internal control over financial reporting exists. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2006.

In connection with the preparation of this report, we identified the following material weaknesses:

•	We had inadequate resources in our accounting and financial reporting functions. As a small company, we historically employed a very small staff in our accounting and finance department. As a result, we did not have a sufficient complement of personnel with an appropriate level of accounting knowledge and expertise.

•	We had no written documentation of our accounting policies and procedures.

•	We had no formal documentation of our system of internal control over financial reporting.

These control deficiencies resulted in adjustments that were included in the restatement of our financial statements for the years ended December 31, 2002, 2003, 2004 and 2005, as well as adjustments to our financial statements for the interim periods ended March 31, 2006 and 2005. Additionally, each of these control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we have determined that each of the control deficiencies described above constitutes a material weakness.

Management determined that we should adopt the percentage-of-completion method of accounting for sales of our systems, which more properly recognizes economic activity in the period in which such activity occurs. In general, financial statements based on the percentage-of-completion method present the economic substance of production-type activities more clearly than the use of the completed-contract method, and present the relationships between sales, cost of sales and related period costs more accurately. We also determined that certain warrants issued in 2002, 2003 and 2004 had significant fair value for which we were required to record expense. As a result, we appropriately recorded the fair value of these warrants in our financial statements. Finally, management also corrected other less material errors in the financial statements for 2002, 2003 and 2004, including adjustments to properly recognize recurring contract revenues on a straight-line basis, to reclassify certain expenses from selling, general and administrative expense to cost of revenues and to properly capitalize certain overhead costs and interest expense related to our systems.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2005 as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were fairly stated in accordance U.S. GAAP for such financial statements. Accordingly, management believes that despite our material weaknesses, our condensed consolidated financial statements for the year ended December 31, 2005 as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated, in all material respects, in accordance with generally accepted accounting principles.

We may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We plan to refine our internal control over financial reporting to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act with which we must comply by December 31, 2007. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management and by our internal auditors, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures.

Plan for Remediation of Material Weaknesses

We are evaluating the previously identified material weaknesses and are in the preliminary stages of developing a plan to remediate these material weaknesses. Our chief financial officer was hired in September 2004 and began the immediate search and recruitment of additional qualified staff. In June 2005, we hired a director of finance. In the first quarter of 2006, we hired a full time controller and additional qualified accounting personnel. In connection with our remediation efforts, we expect to review our internal financial control and accounting resources, attract and hire additional accounting personnel who are certified public accountants or have recent public accounting firm experience, document our conclusions on technical accounting issues and determinations on a timely basis and ensure the technical proficiency of the audit committee we are establishing in connection with this offering to oversee our financial reporting function.

We are also in the process of implementing a system of disclosure controls and procedures that is designed to ensure that information required in our future Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure

During the next 12 to 24 months, we intend to implement the following as part of our efforts to prepare for our public reporting obligations, which we believe will contribute to our remediation efforts:

•	initiate a Sarbanes-Oxley Section 404 preparedness project with the assistance of a reputable registered public accounting firm;

•	implement a disclosure committee that will include the development of a certification and sub-certification process which, together with other components of our disclosure controls and procedures will be designed to ensure that we are able to timely record, process, and report both financial and other information to our senior management team;

•	implement a new financial software system to enhance our financial reporting process; and

•	establish an internal audit function, either through use of a consultant or by hiring our own personnel.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, the Company and its subsidiary may be involved in routine legal and administrative proceedings incident to the normal conduct of business.

Item 1A.	Risk Factors

The following risks and uncertainties may have a material adverse effect on our business, financial condition or results of operation. You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history, have incurred significant operating losses in our first few years of operation and have only recently experienced profitability on an annual basis.

We have a limited operating history and limited revenues derived from our operations. We began our business operations in December 1999 and did not generate our first revenues until 2002. Our revenues grew from $0.2 million in 2002 to $2.1 million in 2003, $4.3 million in 2004, $12.2 million in 2005 and $3.7 million in the first three months of 2006. We have incurred significant net losses attributable to common stockholders since our inception, including net losses of $1.0 million in 2002, $1.3 million in 2003 and $0.6 million in 2004. We only achieved annual net income for the first time in our corporate history during our last fiscal year. We incurred a net loss of $0.4 million for the three months ended March 31, 2006.

Our operations to date have been primarily focused on development of our technology and groundwater treatment systems, building our sales and marketing capabilities, commencing the commercial launch of our system and developing and maintaining customer relationships. In addition, our ability to sell our systems and services depends on, among other things, the level of demand for contaminated groundwater treatment, which is an evolving market. Even if we do achieve significant revenues from our business operations, increased operating expenses associated with any expansion of our business may result in future operating losses in the near term as we, among other things:

•	seek to acquire new customers;

•	expand geographically beyond the Arid West;

•	make significant capital expenditures to support our ability to provide services under our recurring revenue contracts;

•	expand our internal sales force and develop strategic relationships with companies serving the water industry on a national basis;

•	fund development costs for our system and technology; and

•	incur increased general and administrative expenses as our company grows, including increased costs as a result of becoming a public company.

As a result of these and other factors, we may not sustain or increase our profitability on an ongoing basis.

Our future operating results will likely fluctuate significantly from period to period.

We expect our future revenues and operating results to fluctuate significantly from period to period due to a number of factors, including:

•	customer budgets or commitments for our groundwater treatment system and/or services, including through our relationship with Shaw;

•	the effectiveness of our new and expanding internal sales and marketing organization;

•	demand for our system and/or services;

•	our ability to develop and market new and enhanced technology, including our proprietary ion exchange technology;

•	product and price competition in our market;

•	length of our sales cycle;

•	general economic conditions; and

•	ability to control our costs, including labor and the cost of materials to build our system.

Any of the foregoing factors, some of which are out of our control, may cause our operating expenses to be disproportionately high or cause our revenues and operating results to fluctuate, which could prevent us from maintaining or increasing our business. In addition, our future revenues or our future operating expenses may not be consistent with our past results, which could adversely affect our stock price.

If we do not manage our anticipated growth effectively, we may not be able to develop or implement the infrastructure to support our operations, market our services and manage our relationships with customers which could place significant strain on our management and significantly harm our business and operating results.

We have grown rapidly, with our revenues increasing from $4.3 million in 2004 to $12.2 million in 2005, and from $0.4 million in the three months ended March 31, 2005 to $3.7 million in the three months ended March 31, 2006. We expect to continue to expand significantly our management, research and development, marketing and sales, testing, quality control, customer service and support operations as well as financial and accounting controls. This expansion has placed, and will continue to place, significant strain on our management and administrative, operational, technical and financial infrastructure. If our management is unable to manage growth effectively, the quality of our field services, our ability to attract and retain key personnel, and our business or prospects could be harmed significantly. To manage growth effectively, we must:

•	continue to expand our manufacturing capacity;

•	increase the size of and continually monitor our field service support capability;

•	meet the demands placed on us under our strategic sales and marketing agreement with Shaw;

•	continue to enhance our operations and financial and management systems;

•	maintain and improve effective internal control over financial reporting and disclosure controls and procedures; and

•	expand, train and manage our employee base.

We may not be able to effectively manage any expansion in one or more of these areas, and any failure to do so could harm our ability to maintain or increase revenues and operating results. In addition, our growth may require us to make significant capital expenditures or to incur other significant expenses, and may divert the attention of our personnel from our core business operations, any of which could affect our financial performance adversely.

Our financial success will depend in part on the efforts of Shaw and any other strategic partners we may work with in the future.

In December 2005, we entered into a strategic sales and marketing agreement with Shaw to market our arsenic treatment systems on an exclusive basis to water providers in 18 states. We may enter into other such strategic relationships with other companies focused on the water industry on a national basis. Our financial success and our anticipated growth will depend in part on the efforts of Shaw and other similar strategic partners in marketing and selling our groundwater treatment systems. If Shaw or any other strategic partners fail to perform satisfactorily under their respective agreements with us, or if we fail to maintain these relationships or establish new relationships as required, then sales of our systems will likely suffer. In addition, our revenues may not grow as anticipated, and we could be subject to unexpected costs which could harm our operating results and financial condition significantly.

Our long sales cycles make predicting our financial results difficult.

Typically, our contracts have a term of five or more years and, with respect to systems that are not sold outright to the water provider, also contain an option either to purchase the system or to renew the contract at the end of the initial contract term. Since most of our sales are based on long-term contracts, our customers generally take a longer time to decide to purchase our system and/or services, thus creating a lengthy sales cycle. Other reasons for our long sales cycle include:

•	the size of the initial capital outlay to be incurred by our customers;

•	the availability of many alternatives that may be considered by our customers, including water importation, water blending, coagulation microfiltration (a process of destabilizing charges on contaminants in water by adding chemical coagulants that can then be filtered and removed), reverse osmosis (a pressure-driven separation process that removes contaminants from water by forcing them through a membrane barrier), electrodialysis reversal (a process that transfers contaminants by direct electric current flow through membranes thus removing them from water) and ion exchange processes of our competitors;

•	the long approval procedures imposed by state agencies; and

•	the lengthy approval process of many water provider’s equipment/contract procurement procedures due to multiple approvals that may be required by municipal boards, public bidding or state public utility commission requirements, which is sometimes exacerbated by the initial capital outlay needed to purchase our system.

Our long sales cycles, as well as the placement of large orders with short lead times on an irregular and unpredictable basis, may cause our revenues and operating results to vary significantly and unexpectedly from period to period. Since our operating expenses are largely based on anticipated revenue trends and a significant portion of our expenses are, and will continue to be, fixed, any delay in generating or recognizing revenues could harm our operating results or financial condition significantly.

Our groundwater treatment system and the technology upon which it is based may not achieve widespread market acceptance among our water provider customers which may impact demand for our system and services.

We have developed our proprietary technology and processes for groundwater treatment based on ion exchange technology that competes with other forms of groundwater treatment technologies that currently are in operation throughout the United States. Our groundwater treatment system and the technology on which it is based may not achieve widespread market acceptance. Our success will depend on our ability to market our system and services to businesses and water providers on terms and conditions acceptable to us and to establish and maintain successful relationships with various water providers and state regulatory agencies.

We believe that market acceptance of our system and technology and our related success will depend on many factors including:

•	the perceived advantages of our system over competing groundwater treatment solutions;

•	the actual and perceived safety and efficacy of our system;

•	the availability and success of alternative groundwater treatment solutions;

•	the pricing and cost effectiveness of our system;

•	our ability to access businesses and water providers that may use our system;

•	the effectiveness of our sales and marketing efforts;

•	the ability of Shaw to market our arsenic treatment system and related services successfully on a national basis;

•	the permitting of our technology by state regulatory agencies;

•	the willingness of potential customers to enter into long-term contracts;

•	publicity concerning our system and technology or competitive solutions;

•	timeliness in assembling and installing our system on customer sites;

•	whether or not our existing customers continue to use our system and services and/or renew service contracts after their expiration;

•	our ability to respond to changes in the regulatory standards for maximum contaminant levels of various contaminants; and

•	our ability to provide effective service and maintenance of our system to our customers’ satisfaction.

If our system or technology fails to achieve or maintain market acceptance or if new technologies are introduced by others that are more favorably received than our technology, are more cost effective or otherwise render our technology obsolete, we may experience a decline in demand for our system. If we are unable to market and sell our system and services successfully, our revenues would decline and our operating results and prospects would suffer.

We may be unable to attract and retain qualified personnel which could harm our business, operating results, financial condition and prospects significantly.

Our future success also will depend, in large part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees, particularly qualified sales, marketing and engineering personnel. We have a very limited number of sales and marketing employees and consultants, as well as service employees who monitor our installed systems. We may not succeed in identifying, attracting and retaining individuals who qualify for these positions. Further, competitors and other companies may attempt to recruit our employees or our prospective employees. If we are unable to hire and retain adequate staffing levels, we may not be able to increase sales of our systems or services or adequately support our installed systems, which could harm our business and prospects.

Our future success also depends on the experience and expertise of Peter Jensen, our President and CEO, whose talents, efforts and relationships within the water industry have been, and continue to be, critical to our success. We do not currently carry “key man” insurance upon the life of Mr. Jensen or the lives of any of our employees or officers. The loss of Mr. Jensen’s services and access to his abilities and relationships could adversely affect our ability to maintain or increase our customer base and could harm our operating results and prospects significantly.

The current geographic concentration of our customers in California and Arizona and the location of our headquarters in California make our business particularly vulnerable to adverse conditions affecting these markets.

Currently, our customers are concentrated geographically, primarily in the states of California and Arizona. Our revenues and operating results are therefore subject to local regulatory, economic, demographic and weather conditions in those areas. A change in any of these conditions could make it more costly or difficult for us to conduct our business. In addition, we are subject to greater risk of loss from earthquakes and wildfires because our headquarters, where we assemble our systems, and most of the well locations that utilize our system are concentrated in California. Any of these occurrences could result in increased costs and a disruption in our operations, which would harm our operating results and financial condition significantly.

Due to our current client concentration, a loss of one of our significant customers could harm our business, operating results, financial condition and prospects.

As of December 31, 2005, we had 21 customers. Our top four customers, collectively, accounted for 71% of our revenues in 2005, and typically have more than one contract with us for services provided to different wells. Our customers, including these top four customers, may, upon the occurrence of certain circumstances, elect to terminate their contracts with us prior to their expiration and seek services from our competitors. In addition, upon the expiration of these contracts, our customers may decide not to renew such contracts with us. If we were to lose one or more of these significant customers for any reason, our revenues would decline significantly and our business, operating results and prospects would suffer.

Most of our operations are conducted in one facility in Southern California. Any disruption at our manufacturing and executive office facility could increase our expenses.

Most of our operations are conducted in one facility in Southern California, with all manufacturing operations and our executive offices located at that facility. We take precautions to safeguard our facilities, including obtaining insurance, maintaining health and safety protocols, and using off-site storage of computer data. However, a natural disaster, such as an earthquake, fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory and cause us to incur additional expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case, which would require us to expend significant resources to replace any destroyed assets, thereby harming our financial condition and prospects significantly.

We face risks associated with the design and operation of our system which may prevent us from increasing our revenues.

We take responsibility for the design, construction, initial maintenance and installation of our groundwater treatment system. However, we cannot predict whether we will be able to design our system for every particular groundwater contaminant. Thus, we may be required to turn away customers that require treatment of chemical contaminants that our system does not treat. We also cannot guarantee that once constructed, our system will operate according to its design or be free from defects. Because our system treats groundwater for dangerous contaminants, if our system fails to operate properly, it could cause significant public harm.

Following installation, testing and regulatory certification of a system, actual day-to-day operation of our groundwater treatment systems is transitioned to our customer’s personnel. Though we retain ownership of many of our systems, our customers take responsibility for operation of these systems. We, however, continue to be responsible for the maintenance of the installed systems in most cases. We may not be able to provide sufficient employees for the maintenance of those systems. In addition, because our systems are located at our customers’ sites, we will not always be physically present should problems arise.

If there are defects in our system or if significant reliability, quality or performance problems develop with respect to our system or services, this may have a number of negative effects on our business, operating results, financial condition and prospects, including:

•	loss of revenues;

•	loss of existing customers;

•	failure to attract new customers and achieve market acceptance;

•	delays in collecting accounts receivable;

•	diversion of management and development resources and the attention of engineering personnel;

•	significant customer relations problems;

•	high service, support, repair, warranty and insurance expenses;

•	removal of our systems from service by state regulatory agencies for failure to operate properly; and

•	legal actions for damages by our customers.

In order to operate our business successfully, we must meet evolving customer requirements for groundwater treatment and invest in the development of our water treatment technology.

If we fail to develop or enhance our system and services to satisfy evolving customer demands, our business, operating results, financial condition and prospects will be harmed significantly. The market for groundwater treatment is characterized by changing technologies, periodic new product introductions and evolving customer and industry standards. For instance, competitors in the groundwater treatment industry are continuously searching for methods of water treatment that are more cost-effective and more efficient. Our current and prospective customers may choose groundwater treatment solutions and/or services that are offered at a lower price than our system and/or services. To achieve market acceptance for our system and services, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. Our customers may require us to provide water treatment solutions for many different contaminants or higher volumes of water or to decrease the presence of contaminants well below an applicable MCL. We also may experience design, engineering and other difficulties that could delay or prevent the development, introduction or marketing of any modifications to our system or our new services. Our failure to develop successfully and offer a system or services that satisfy customer requirements would significantly weaken demand for our system or services, which would likely cause a decrease in our revenues and harm our operating results. In addition, if our competitors introduce solutions and/or services based on new or alternative water treatment technologies, our existing and future system and/or services could become obsolete, which would also weaken demand for our system or services, thereby decreasing our revenues and harming our operating results.

Our reliance on third party suppliers poses significant risks to our business and prospects.

We contract for all of the components in our system, including commodity products such as salt and replacement resin, with third-party suppliers. We are subject to substantial risks because of our reliance on these suppliers. For example:

•	our suppliers may not provide components that meet our specifications in sufficient quantities;

•	our suppliers may face a reduction or an interruption of supply of our components;

•	our suppliers may face production delays due to natural disasters or strikes, lock-outs or other such actions;

•	one or more suppliers could make strategic changes in its or their product lines; and

•	many of our suppliers are small companies which are more likely to experience financial and operational difficulties than larger, well-established companies, because of their limited financial and other resources.

As a result of any of these factors, we may be required to find alternative suppliers for the components of our system. It may take considerable amounts of time to identify and qualify such alternative suppliers. In addition, we may be required to redesign our system to conform to the components provided by these alternative suppliers. As a result of these factors, we may experience delays in obtaining raw materials and components on a timely basis and in sufficient quantities from our suppliers, which could result in delays in the production and installation of our system. These delays could harm our ability to sell our system or enter into recurring revenue contracts, which would cause our revenues and operating results to decline.

As part of our growth, we intend to increase our ability to provide service to our customers under recurring revenue contracts and develop new technologies internally. Our failure in these endeavors could negatively impact our stock price and cause our business, operating results, financial condition and prospects to suffer.

We plan to continue to grow rapidly for the foreseeable future. As part of this growth, we intend to make significant capital expenditures in order to support our operations focused on our recurring revenue contracts. In addition, we plan to continue developing new technologies through our research and development efforts. The capital expenditures we make or the technologies we develop internally may not result in the financial results that we expected. In addition, developing new technologies may cause diversion of management’s attention from our existing business. All of these factors could prevent us from maintaining or increasing our customer base and business and cause the price of our common stock to decline.

The revenues from our long-term contracts are moderately seasonal, with higher processing fees received in the summer months and lower processing fees received in the winter months.

Our business, particularly the revenues we receive from our long-term contracts, is moderately seasonal due to the impact of summer and hot weather conditions on the water requirements of our customers. In the summer and warmer months, our customers have a higher demand for water and must increase the utilization of their groundwater resources resulting in a higher volume of groundwater treated during a period and thus higher revenues from our long-term contracts. Conversely, our customers experience lower demand in cooler months in the first and fourth calendar quarters, resulting in lower revenues from our long-term contracts during those periods. This seasonality in processing fees has resulted in fluctuations in our revenues and operating results. These moderate seasonal trends can cause some reductions in our profit margin and variations in our financial condition, especially during our slower periods.

Risks Related to Our Intellectual Property

Failure to protect, or uncertainty regarding the validity, enforceability or scope of, our intellectual property rights could impair our competitive position.

Our groundwater treatment system and services utilize a variety of proprietary rights that are important to our competitive position and success. Because the intellectual property associated with our technology is evolving and rapidly changing, our current intellectual property rights may not protect us adequately. We rely on a combination of patents, trademarks, trade secrets and contractual restrictions to protect the intellectual property we use in our business. In addition, we generally enter into confidentiality or license agreements, or have confidentiality provisions in agreements, with our employees, consultants, strategic partners and customers and control access to, and distribution of, our technology, documentation and other proprietary information. We have filed four pending patent applications with the USPTO. We have filed seven patent applications in key jurisdictions around the world on various aspects of our treatment system process. These pending patent applications may not be granted or, if granted, the resulting patent may be challenged or invalidated by our competitors or by other third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property. In addition, monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain the steps we have taken to protect our intellectual property will prevent unauthorized use of it.

Because legal standards relating to the validity, enforceability and scope of protection of patent and intellectual property rights in new technologies are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Furthermore, our competitors independently may develop similar technologies that limit the value of our intellectual property or design around patents issued to us. If competitors or third parties are able to use our intellectual property or are able to successfully challenge, circumvent, invalidate or render unenforceable our intellectual property, we likely would lose a significant portion of our competitive advantage in the market. We may not be successful in securing or maintaining proprietary or patent protection for the technology used in our system or services, and protection that is secured may be challenged and possibly lost. Our inability to protect our intellectual property adequately for these and other reasons could result in weakened demand for our system or services, which would result in a decline in our revenues.

We could become subject to litigation regarding intellectual property rights, which could harm our business significantly.

Our commercial success will continue to depend in part on our ability to make and sell our system or provide our services without infringing the patents or proprietary rights of third parties. Our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make or sell our system or provide our services.

If we are unsuccessful in any challenge to our rights to market and sell our system or to provide our services, we may, among other things, be required to:

•	pay actual damages, royalties, lost profits and/or increased damages and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture and/or sale of our system or the provision of services that use the intellectual property in question through a court-imposed sanction called an injunction;

•	expend significant resources to modify or redesign our system or other technology or services so that they do not infringe others’ intellectual property rights or to develop or acquire non-infringing technology, which may not be possible; or

•	obtain licenses to the disputed rights, which could require us to pay substantial upfront fees and future royalty payments and may not be available to us on acceptable terms, if at all.

Even if we successfully defend any infringement claims, the expense, time, delay and burden on management of litigation could prevent us from maintaining or increasing our business. Further, negative publicity could decrease demand for our systems and services and cause our revenues to decline, thus harming our operating results significantly.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology, system and services could be harmed significantly.

We also rely on trade secrets, know-how and other proprietary information in operating our business. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others upon commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nonetheless, those agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements may not provide meaningful protection, particularly for our trade secrets or other confidential information.

To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information which may not be resolved in our favor. The risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, could harm us by enabling our competitors, who may have greater experience and financial resources, to copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. The disclosure of our trade secrets would impair our competitive position, thereby weakening demand for our system or services and harming our ability to maintain or increase our customer base.

Risks Related to Our Industry

We are subject to environmental risks that may prevent us from selling our system and, if such risks are realized, may subject us to clean-up costs or litigation that could adversely affect our business, operating results, financial condition and prospects.

Our technology relies on the ion exchange process, which ultimately generates a byproduct known as brine waste. Our customers will be required to dispose of any waste materials or byproducts from our treatment process in a manner mandated by the EPA or state regulatory agencies. The EPA or state regulatory agencies may consider these or other byproducts of the ion exchange process to be hazardous, and in such cases, our customers will be subject to additional requirements relating to the treatment, storage, disposal and transportation of hazardous substances. Though our customers take title to all such brine waste, together with all other byproducts of the ion exchange technology process, we generally contract with third parties to secure waste disposal services on our customers’ behalf. We cannot predict whether any new laws, statutes, ordinances, rules or regulations will be enacted that may require significant modification to our system or our services, which may weaken demand for our system or services and harm our business significantly.

In addition, we cannot predict whether any third party will assert against us any claims for violations of any federal, state or local statute, ordinance, law, rule or regulation relating to hazardous or toxic substances in connection with the brine waste or groundwater treatment process or as a result of any actions of the third-party waste disposal services with whom we contract on behalf of our customers. Furthermore, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, and analogous state laws provide for the remediation of certain contaminated facilities and impose strict, joint and several liability for remediation costs on current and former owners or operators of a facility at which there has been a release or a threatened release of a “hazardous substance.” This liability is also imposed on persons who arrange for the disposal or transportation of such substances, and on those who transport such substances to the facility. Hundreds of substances are defined as “hazardous” under CERCLA and analogous state laws and their presence, even in small amounts, can result in substantial liability. The expense of conducting a cleanup can be significant. The actual costs for these liabilities could be significantly greater than the amounts that we might be required to accrue on our financial statements from time to time. In addition to the costs of complying with environmental regulations, we may incur costs to defend against litigation brought by government agencies and private parties. As a result, we may be required to pay fines if we are found to have violated these environmental laws. We may in the future be a defendant in lawsuits brought by governmental agencies and private parties who assert claims alleging environmental damage, natural resource damages, personal injury, property damage and/or violations of permits and licenses by us. If such claims are asserted against us, and if we do not prevail in defending such claims, we may be required to pay significant damages, causing our financial condition to suffer. Even if we successfully defend against such claims, we may devote significant time and resources to litigation, which would likely prevent us from maintaining or increasing our customer base and business.

Changes in governmental regulation and other legal uncertainties could adversely affect our customers or decrease demand for our systems, and thus harm our business, operating results and prospects.

In the United States, many different federal, state and local laws and regulations govern the treatment and distribution of contaminated groundwater and disposal of attendant wastes. The increased interest in the treatment of contaminated groundwater due to increased media attention on the adverse health effects from contaminated drinking water may result in intervention by the EPA or state regulatory agencies under existing or newly enacted legislation and in the imposition of restrictions, fees or charges on users and providers of products and services in this area. These restrictions, fees or charges could adversely affect our customers, which could negatively affect our revenues. Conversely, the failure of the EPA or state regulatory agencies to act on a timely basis to set interim or permanent standards for pollutants such as MCLs, or to delay effective dates for standards for pollutants, grant waivers of compliance with such standards or take other discretionary actions not to enforce these standards, may decrease demand for our system and services because our customers would not be required to bring their water into compliance with such regulatory standards. While we are not aware of any currently proposed federal regulation directly affecting our business, we cannot predict whether there will be future legislation regarding the treatment and distribution of contaminated groundwater and the disposal of attendant wastes. If there are significant changes in such laws and regulations, such changes could weaken demand for our system or services and cause our revenues to decline, thus harming our operating results and prospects.

Each groundwater treatment solution must be permitted by a regulatory agency prior to its use by our customers, and changing drinking water standards and other factors could affect the approval process with respect to our system by such regulatory agencies.

Each groundwater treatment solution, including our groundwater treatment system and those of our competitors, must be permitted by applicable state regulatory agencies prior to use of such systems by our customers. We cannot assure you when or whether the various regulatory agencies will approve our system for use by our customers. The application process for our system is time consuming and often involves several information requests by the regulatory agencies with respect to our system. Any long waiting periods or difficulties faced by our customers in the application process could cause some of our customers to use competing technologies, products, services or sources of drinking water, rather than use our technology.

Also, we cannot predict the impact of changing drinking water standards on the approval of our technology for groundwater treatment. Our system currently treats groundwater so that it meets the maximum contaminant level, or MCL, for several different contaminants. MCLs are set by the EPA and/or state regulatory agencies that regulate drinking water contaminants. However, the MCL for any contaminant is subject to review and revision by the EPA or state regulatory agencies. MCLs may be changed to levels below that which our system can treat, resulting in state regulatory agencies failing to approve our system. Without regulatory approval, our system could not be used by our customers, and we may be required to develop technology that meets any revised MCLs, and to the extent we cannot do so, sales of our system will suffer. The development of such technology may require increased expenditures, and during this development, we could be delayed in selling our system, which would cause our revenues to decline, thus harming our operating results significantly.

Demand for our groundwater treatment systems would be adversely affected by a downturn in government spending related to groundwater treatment solutions, or in the cyclical residential or non-residential building markets.

Our business is dependent upon spending on groundwater treatment solutions by utilities, municipalities and other organizations that supply water, which in turn is often dependent upon residential construction, population growth, continued contamination of groundwater sources and regulatory responses to this contamination. As a result, demand for our water treatment systems could be impacted adversely by general budgetary constraints on our governmental or regulated customers, including government spending cuts, the inability of government entities to issue debt to finance any necessary groundwater treatment projects, difficulty of our customers in obtaining necessary permits or changes in regulatory limits associated with the chemical contaminants we seek to address with our groundwater treatment system. It is not unusual for the implementation of water treatment solutions to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations. If implementation of water treatment solutions are delayed or rescheduled by our regulated customers, these customers would not have as great a need for our systems. We cannot assure you that economic conditions will continue such that state and local governments will address groundwater contaminant needs and consider purchasing or entering into long-term contracts for our systems. In addition, although our target markets have experienced population growth in recent years along with related residential building market growth, we cannot assure you that this growth will continue in the future. A slowdown of growth in residential and non-residential building would reduce demand for drinking water and for groundwater treatment solutions such as our system. The residential and non-residential building markets are generally cyclical, and, historically, down cycles have typically lasted a number of years. Any significant decline in the governmental spending on groundwater treatment solutions or residential or non-residential building markets could weaken demand for our system or services, thus harming our operating results and prospects significantly.

We operate in an intensely competitive market, and if we are unable to compete effectively, our business, operating results and prospects could suffer.

The market environment in which we operate is very dynamic and is characterized by evolving standards, the development of new technology, regulations which continually reduce the acceptable levels for contaminants and affect the means, methods and costs of disposing of wastes derived from groundwater treatment. Barriers to entry in this market are relatively low and we expect that competition will intensify in the future. We believe that in such a rapidly changing market, key competitive factors include:

•	development and use of technology;

•	effectiveness of treatment and brine waste disposal methods;

•	changing requirements of the EPA or state regulatory agencies; and

•	the availability of capital to meet evolving customer needs and requirements for the treatment of contaminated water.

We compete with large groundwater treatment companies, such as Severn Trent PLC and USFilter Corporation, a subsidiary of Siemens AG. Our competition varies according to the contaminant being removed. Many of our current and potential competitors have technical and financial resources, marketing and service organizations, and market expertise significantly greater than ours.

Many of our competitors also have longer operating histories, greater name recognition and larger customer bases. Moreover, our competitors may forecast the course of market developments more accurately and could in the future develop new technologies that compete with our system and/or services or even render our system and/or services obsolete. Due to the evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. These competitors may be able to reduce our market share by adopting more aggressive pricing policies than we can or by developing technology and services that gain wider market acceptance than our system and/or services. Existing and potential competitors also may develop relationships with distributors of our system and services or third parties with whom we have strategic relationships in a manner that could harm our ability to sell, market and develop our system and services significantly. If we do not compete successfully we may never achieve significant market penetration and we may be unable to maintain or increase our business or revenues, causing our operating results and prospects to suffer.

We could become subject to litigation as a result of claims brought against our customers, which could harm our operating results and financial condition significantly.

Our customers are water providers that supply drinking water treated by our system to the general public. If our customers faced claims from consumers related to the quality of the drinking water, such consumers also may bring claims against any other party with whom the customer contracted in the groundwater treatment process. Even if our system treated the groundwater successfully for the contaminants it was designed to remove, we still may be subject to claims from such consumers. Despite any success in defending such claims, the expense, time, delay and burden on management of litigation would likely prevent us from maintaining or increasing our business and negative publicity could weaken demand for our services, cause our revenues to decline and harm our operating results and financial condition significantly.

Risks Related to our Finances and Capital Requirements

We will need additional capital to sustain and grow our business and we cannot provide any assurances that additional financing will be available to us on favorable terms when required, or at all.

We expect that our current cash and cash equivalents including the net proceeds from our initial public offering will be sufficient to fund our anticipated future growth and operations for at least the next 12 months. We anticipate that we will need additional capital to finance our growth and operations after such 12-month period or to accelerate our expected growth during such 12-month period. We have based this estimate of our liquidity needs on assumptions that may prove to be incorrect, and we may spend our available financial resources much faster than we currently anticipate.

Adequate funds, whether obtained through financial markets or collaborative or other arrangements with water providers, corporate partners or from other sources, may not be available when needed or on terms acceptable to us. We also may need to raise additional funds in order to fund more rapid expansion, to develop new and enhanced technologies, to respond to competitive pressures or to acquire complementary technologies or assets. If additional funds are raised through the issuance of additional common stock, other equity securities or indebtedness, the percentage ownership of our then-current shareholders may be diluted substantially and the equity or debt securities issued to new investors may have rights, preferences or privileges senior to those of the holders of our then-existing capital stock. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to competitive pressures. Such inability could prevent us from maintaining or increasing our business, result in significant harm to our financial condition and prospects and negatively affect our stock price.

Our indebtedness could affect our business adversely and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy our liquidity needs.

As of March 31, 2006, we had indebtedness of approximately $11.0 million. We repaid approximately $9.0 million in principal amount of such indebtedness with the net proceeds from our initial public offering, which left us with approximately $2.0 million outstanding under our Aqua note after completion of the offering. We may, however, incur substantial additional indebtedness in the future.

Our indebtedness could have important consequences, including:

•	limiting our ability to obtain in the future additional financing we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements;

•	limiting, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and

•	limiting our ability to amend the terms of our customer contracts in a manner that would reduce the amounts payable, shorten the term, or materially increase our obligations or decrease the customer’s obligations under those contracts.

Our ability to incur significant future indebtedness, whether to make capital expenditures or for general corporate purposes, will depend in part on our ability to generate cash flow. This ability to generate cash flow, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if we are unable to incur indebtedness sufficient to enable us to fund our liquidity needs, we may be unable to plan for or respond to changes in our business, which would prevent us from maintaining or increasing our business and cause our operating results and prospects to be affected adversely.

Our indebtedness contains terms that place restrictions on the operation of our business; our failure to comply with these terms could put us in default, which would harm our business and operations.

Our indebtedness that is currently outstanding under our Aqua note contains a number of significant covenants. These covenants limit our ability to, among other things, do the following:

•	incur additional indebtedness;

•	merge, consolidate or dispose of our assets;

•	pay dividends or repurchase our capital stock;

•	change our line of business;

•	accept any prepayments under or otherwise modify contracts with our customers;

•	enter into transactions with our affiliates; and

•	grant liens on our assets.

A material breach of any of these covenants would result in a default under this indebtedness. In the event there is a default under our indebtedness, if the lender accelerates the indebtedness and we are unable to pay such amounts, the lender has the right to foreclose on all of our assets because the indebtedness is secured by all of those assets.

We have recorded and will record non-cash expense in future periods that result in a decrease in our net income for a given period.

The Financial Accounting Standards Board, or FASB, has adopted a new accounting pronouncement requiring the recording of expense for the fair value of stock options granted. As a result, effective January 1, 2006, we have changed our accounting policy to record expense for the fair value of stock options granted and our operating expenses will increase. We rely on stock options to motivate current employees and attract new employees. As a result of the requirement to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. However, if we do not reduce our reliance on stock options, our reported net loss may increase or our reported net income may decrease.

We have also applied the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to warrants issued to a lender during the years ended December 31, 2003 and 2004. We have issued additional warrants during 2005 in connection with the $5.0 million of subordinated notes issued to funds affiliated with Cross Atlantic Partners and another purchaser in October 2005, which we refer to as our XACP notes, and other agreements entered into with third parties in the first three months of 2006 in connection with our transactions with Aqua America and BWCA. The fair value of these warrants is expensed over the period of the XACP notes, our strategic relationship with Aqua or other agreement, as appropriate. As a result, we have recognized expense in 2005 and will recognize expense during future periods for a substantial portion of the fair value of these warrants, which affects our interest expense or selling, general and administrative expense, depending upon the nature of the underlying transaction. Early repayment of any indebtedness related to these warrants or early completion of the other agreements under which the warrants were issued will accelerate the recognition of this expense.

We have identified material weaknesses in our internal control over financial reporting and may not be able to report financial results accurately.

We have identified several material weaknesses in our internal control over financial reporting. We cannot assure you that additional material weaknesses, significant deficiencies and control deficiencies in our internal control over financial reporting will not be identified in the future.

We will incur substantial expenses relating to the remediation of the material weaknesses in our internal control over financial reporting. Our accounting and financial reporting functions may not have, or may be unable to maintain, adequate resources to ensure that we will not have any future significant deficiencies or material weaknesses in our system of internal control over financial reporting. The effectiveness of our internal control over financial reporting may in the future be limited by a variety of factors including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	inappropriate management override of policies and procedures;

•	failure to properly implement our upgraded financial software system; and

•	the possibility that any enhancements to disclosure controls and procedures may still not be adequate to assure timely and accurate financial information.

If we fail to achieve and maintain effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information which may cause investors to lose confidence in our reported financial information and have an adverse effect on the trading price of our common stock and lead to delisting from the Nasdaq National Market, an investigation by the Securities and Exchange Commission, or SEC, and civil or criminal sanctions. Additionally, ineffective internal control over financial reporting would place us at increased risk of fraud or misuse of corporate assets.

Risks Related to our Common Stock

We expect that the price of our common stock will fluctuate substantially.

The price of our common stock may decline, and the price of our common stock that prevails in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include:

•	failure of our system or technology to achieve commercial success;

•	announcements of the introduction of new products or services by us or our competitors;

•	market conditions in our industry sector;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our system and services;

•	actual and anticipated fluctuations in our quarterly operating results;

•	securities analyst coverage of our common stock;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	price and volume fluctuations in the overall stock market from time to time;

•	general economic trends; or

•	sales of large blocks of our stock.

In addition, the equity markets in general, and the Nasdaq National Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of water-related companies have been particularly volatile. These broad market and industry factors may affect the market price of our common stock adversely, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Anti-takeover provisions in our charter documents, as amended and restated, and under Delaware law could delay or discourage a takeover that stockholders may consider favorable.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms;

•	a prohibition on stockholder action through written consent;

•	a requirement that special meetings of stockholders be called only by the chairman of our board of directors, the chief executive officer, the president or by a majority of the total number of authorized directors;

•	advance notice requirements for stockholder proposals and nominations;

•	a requirement of approval of not less than 66 2/3% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend specific provisions of our certificate of incorporation; and

•	the authority of our board of directors to issue preferred stock on terms determined by our board of directors without stockholder approval.

In addition, because we are a Delaware corporation, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including to delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In February 2006, we issued to Aqua America, Inc. a $2,000,000 subordinated note, a warrant to purchase 300,000 shares of our common stock at an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of our common stock at an exercise price of $7.00 per share for an aggregate consideration of $2,000,000. The warrants may be exercised until the earlier of February 10, 2011 and 30 months following the completion of this offering. The aggregate consideration received by us for these warrants (as measured by the fair value of the warrants issued) was approximately $639,000.

In connection with the consent granted by BWCA I, LLC with respect to our issuance of the Aqua note, in February 2006, we granted to BWCA I, LLC a warrant to purchase 50,000 shares of our common stock at an exercise price of $8.00 per share. The warrant may be exercised for five years after the date of the grant. The aggregate consideration received by us for this warrant (as measured by the fair value of the warrant issued) was approximately $102,000.

The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder.

We also issued options to purchase a total of 140,000 shares in the first quarter of 2006 with an exercise price of $5.00. These sales and issuances of securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

The recipients of securities in each transaction described above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. All recipients had adequate access, through employment or other relationships, to information about us.

Use of Proceeds from the Sale of Registered Securities.

After March 31, 2006, our initial public offering of common stock was effected through Registration Statements on Form S-1, as amended (File No. 333-131794 and 333-134030), which were declared effective by the SEC on May 11, 2006 and pursuant to which we sold 6,900,000 shares of our common stock, resulting in net proceeds of approximately $77.0 million. We used a portion of the net proceeds from the offering to repay approximately 9.0 million of indebtedness. We continue to use the net proceeds for capital expenditures primarily for the manufacture and placement of our systems under contracts to our customers. We intend to use the remaining net proceeds from the offering for general corporate purposes. This may include expansion of our sales and marketing efforts as well as expansion of our manufacturing capabilities to meet anticipated demand for our systems.

The amounts and timing of our actual expenditures may vary significantly from our expectations depending upon numerous factors, including our results of operations, financial condition and capital requirements. Accordingly, we will retain the discretion to allocate the net proceeds of the initial public offering among the identified uses described above, and we reserve the right to change the allocation of the net proceeds among the uses described above. Pending their use, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities. We cannot predict whether the proceeds invested will yield a favorable return.

No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 2, 2006, our stockholders holding a majority of shares outstanding adopted resolutions by written consent authorizing our reincorporation in Delaware. The results of the voting for the stockholders who returned written consents to us in is as follows:

For: 8,671,905 shares

Against: none

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(1)	Amended and Restated Bylaws of the Registrant

4.1	(1)	Form of the Registrant’s Common Stock Certificate

4.2	(2)	Registration Rights Agreement dated June 28, 2005 among the Registrant and holders of Preferred Stock

4.3	(3)	Form of Common Stock Warrant

4.4	(2)	Form of Preferred Stock Warrant

4.5	(2)	Form of Note issued to BWCA I, LLC

4.6	(2)	Form of Warrant issued to BWCA I, LLC

4.7	(2)	Form of Senior Subordinated Note issued to The Co-Investment 2000 Fund, L.P. and the other purchasers

4.8	(2)	Form of Warrant issued to The Co-Investment 2000 Fund, L.P. and the other purchasers

4.9	(2)	Registration Rights Agreement, dated October 14, 2005, among the Registrant, The Co-Investment 2000 Fund, L.P. and the other purchasers

4.10	(2)	Senior Subordinated Note issued to Aqua America, Inc. dated February 10, 2006

4.11	(2)	Form of Warrant issued to Aqua America, Inc.

4.12	(2)	Registration Rights Agreement, dated February 10, 2006, among the Registrant and Aqua America, Inc.

10.1	(2)	Subordinated Note with Warrants Purchase Agreement, dated February 10, 2006, between the Registrant and Aqua America, Inc.

10.2	(2)	Security Agreement, dated as of February 10, 2006, between the Registrant and Aqua America, Inc.

10.3	(3)	Second Amendment to Standard Air Industrial Commercial Single-Tenant Lease-Gross, dated February 15, 2006, between the Registrant and White Oak, LLC

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on May 10, 2006.

(2)	Filed with the Registrant’s Registration Statement on Form S-1 on February 13, 2006.

(3)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on March 27, 2006.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: June 26, 2006	BY:	/S/ THOMAS C. TEKULVE
Thomas C. Tekulve
Chief Financial Officer