Form 10-Q
period 2006-06-30
Basin Water, Inc.
filed 2006-08-14
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 11, 2006, there were 19,577,672 of common stock, par value $0.001, outstanding.

BASIN WATER, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BASIN WATER, INC.

BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$66,310	$2,724
Accounts receivable	8,735	7,050
Inventory	344	347
Prepaid expenses and other	529	189
Notes receivable	100	100

Total current assets	76,018	10,410

Property and equipment
Property and equipment	11,868	10,445
Less: accumulated depreciation	1,183	962

Property and equipment, net	10,685	9,483

Other assets
Long term accounts receivable	5,619	2,744
Patent costs, net	314	286
Loan costs, net	89	428
Other assets	2,085	447

Total other assets	8,107	3,905

Total assets	$94,810	$23,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,389	$2,150
Current portion of notes payable	2,007	674
Current portion of capital lease obligations	12	15
Current portion of deferred revenue	215	215
Accrued expenses and other	1,356	799

Total current liabilities	5,979	3,853
Notes payable, net of current portion and unamortized discount	14	6,878
Capital lease obligations, net of current portion	37	40
Deferred revenue, net of current portion	684	439
Redeemable convertible Series A preferred stock, no par value - 6,000,000 shares authorized, 0 and 627,500 shares issued and outstanding	—	2,250
Redeemable convertible Series B preferred stock, no par value - 5,000,000 shares authorized, 0 and 1,734,125 shares issued and outstanding	—	6,529

Total liabilities	6,714	19,989

Commitments and contingencies
Stockholders’ equity
Common stock, no par value - 40,000,000 shares authorized, 10,303,047 shares issued and outstanding	—	7,927
Common stock, $0.001 par value - 100,000,000 shares authorized, 19,577,672 shares issued and outstanding	20	—
Additional paid in capital	94,555	—
Accumulated deficiency	(6,479)	(4,118)

Total stockholders’ equity	88,096	3,809

Total liabilities and stockholders’ equity	$94,810	$23,798

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues
System sales	$4,167	$1,394	$7,258	$1,933
Contract revenues	796	588	1,408	945

Total revenues	4,963	1,982	8,666	2,878

Cost of revenues
Cost of system sales	2,516	511	4,440	843
Cost of contract revenues	892	800	1,447	975
Depreciation expense	157	73	234	142

Total cost of revenues	3,565	1,384	6,121	1,960

Gross profit	1,398	598	2,545	918
Research and development expense	128	172	198	317
Selling, general and administrative expense	1,391	686	2,520	1,105

Loss from operations	(121)	(260)	(173)	(504)

Other income (expense)
Interest expense	(2,280)	(109)	(2,633)	(199)
Interest income	409	5	443	15
Other income	2	—	2	13

Total other expense	(1,869)	(104)	(2,188)	(171)

Loss before taxes	(1,990)	(364)	(2,361)	(675)
Income tax benefit	—	—	—	—

Net loss	$(1,990)	$(364)	$(2,361)	$(675)

Net loss per share:
Basic	$(0.14)	$(0.04)	$(0.19)	$(0.07)
Diluted	$(0.14)	$(0.04)	$(0.19)	$(0.07)
Weighted average common shares outstanding:
Basic	14,584	9,661	12,443	9,624
Diluted	14,584	9,661	12,443	9,624

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net loss	$(2,361)	$(675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	590	254
Stock-based compensation expense	394	—
Issuance of warrants for services	1,671	925
Write off of loan acquisition costs	401	—
Changes in operating assets and liabilities:
Accounts receivable	(1,685)	(1,651)
Inventory	3	(78)
Prepaid expenses and other	(340)	41
Accounts payable	239	320
Deferred revenues	245	789
Accrued expenses and other	557	(82)
Other assets	(2,856)	(348)

Net cash used operating activities	(3,142)	(505)

Cash flows from investing activities
Purchase of property, plant and equipment	(2,076)	(1,450)
Net book value of property sold	596	—
Patent costs	(29)	—

Net cash used in investing activities	(1,509)	(1,450)

Cash flows from financing activities
Issuance of common stock	75,296	—
Issuance of redeemable preferred stock	—	596
Proceeds from notes payable	2,000	—
Loan origination fees	(100)	(67)
Repayments of notes payable and capital lease obligations	(8,959)	(49)

Net cash provided by financing activities	68,237	480

Net increase (decrease) in cash and cash equivalents	63,586	(1,475)
Cash and cash equivalents, beginning of period	2,724	1,704

Cash and cash equivalents, end of period	$66,310	$229

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$372	$277

Income taxes	$—	$—

Non-cash financing activities:
Common stock issued for services	$—	$—

Warrants issued for services and other	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 1—Business Activity

Basin Water, Inc. and its subsidiary (the Company) design, build and implement systems for the treatment of contaminated groundwater. The Company markets these systems primarily to utilities, municipalities and other organizations that supply water, collectively referred to as water providers, for use in treating groundwater sources that do not comply with federal or state regulations due to the presence of chemical contaminants. Customers can choose between purchasing these systems and entering into long-term contracting arrangements for the Company’s systems.

Note 2 – Initial Public Offering

In May 2006, the Company registered for sale and sold 6,900,000 shares of $0.001 par value common stock at a price of $12.00 per share in its initial public offering. After underwriting discounts and commissions and offering expenses in the amount of $7.5 million, the net proceeds from the Company’s initial public offering were approximately $75.3 million.

In connection with this initial public offering, all 2,361,625 shares of Series A and Series B preferred stock were converted into shares of common stock. After the initial public offering, the Company’s amended and restated certificate of incorporation provides for a total of 100,000,000 authorized shares of common stock, $0.001 par value.

Also, immediately prior to the initial public offering, the Company reincorporated in Delaware.

The following table presents the activity in the various stockholders’ equity accounts (in thousands) for the six months ended June 30, 2006:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Totals
	Shares	Amount
	(Unaudited)
Balance - January 1, 2006	10,303	$7,927	$—	$(4,118)	$3,809
Issuance of common stock for services	13				—
Reincorporation at time of initial public offering		(7,917)	7,917		—
Net proceeds from sales of common stock in the initial public offering	6,900	7	75,289		75,296
Conversion of preferred stock to common	2,362	3	8,776		8,779
Stock-based compensation expense			292		292
Fair value of options issued			401		401
Fair value of warrants issued			1,880		1,880
Net loss				(2,361)	(2,361)

Balance - June 30, 2006	19,578	$20	$94,555	$(6,479)	$88,096

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 3—Basis of Presentation

Interim Financial Statements

The interim financial statements for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934 as prescribed by the Securities and Exchange Commission (SEC). As such, certain disclosures which would substantially duplicate the disclosures contained in the Company’s latest audited financial statements have been omitted. This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 (the June Report) should be read in concert with the Company’s Form S-1, Registration Statement, filed with the SEC on May 10, 2006 (S-1), which contains the Company’s audited financial statements for the year ended December 31, 2005.

The interim financial information for the three and six month periods ended June 30, 2006 and 2005 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in the June Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (US GAAP) for audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial information.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Accordingly, actual results could differ from those estimates.

Revenue Fluctuations

The Company’s revenues vary from period to period, because customers may choose between purchasing groundwater treatment systems and entering into long-term contract arrangements for groundwater treatment systems. If a customer chooses to purchase a system, revenues are recognized over a much shorter period of time, generally within one or two quarters, than for the same system if the customer chooses a long-term contract arrangement. Revenues tend to be higher in periods in which sales rather than long-term use contracts occur. The results of operations for the first six months of 2006 are not necessarily predictive of the remaining six months of the year.

Impact of Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued which would impact the Company’s financial position following the effective date of the Company’s initial public offering.

Note 4—Earnings Per Share

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

The Company incurred net losses for the three and six month periods ended June 30, 2006 and 2005, respectively. Approximately 892,000 and 384,000 stock options, as well as 1,440,000 and 149,000 warrants and 1,272,000 and 2,362,000 shares of redeemable convertible preferred stock, have been excluded from the computation of diluted EPS for the three months ended June 30, 2006 and 2005, respectively, due to the antidilutive effect of such common stock equivalents. Likewise, approximately 813,000 and 332,000 stock options, as well as 1,188,000 and 80,000 warrants and 1,817,000 and 2,362,000 shares of redeemable convertible preferred stock, have been excluded from the computation of diluted EPS for the six months ended June 30, 2006 and 2005, respectively, due to the antidilutive effect of such common stock equivalents.

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 4—Earnings Per Share (continued)

The following tables contain a reconciliation of the numerators (net loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss per share
Numerator:
Net loss applicable to common shares	$(1,990)	$(364)	$(2,361)	$(675)

Denominator:
Weighted average common shares outstanding	14,584	9,661	12,443	9,624

Net loss per common share	$(0.14)	$(0.04)	$(0.19)	$(0.07)

Net loss per share - assuming dilution
Numerator:
Net loss applicable to common shares	$(1,990)	$(364)	$(2,361)	$(675)

Denominator:
Weighted average common shares outstanding	14,584	9,661	12,443	9,624
Add shares issued on assumed:
Exercise of stock options	—	—	—	—
Exercise of warrants	—	—	—	—
Conversion of redeemable convertible preferred stock	—	—	—	—

Weighted average common shares outstanding	14,584	9,661	12,443	9,624

Net loss per common share - diluted	$(0.14)	$(0.04)	$(0.19)	$(0.07)

Note 5—Stock-Based Compensation

2006 Equity Incentive Award Plan

In May 2006, the Company adopted the Basin Water 2006 Equity Incentive Award Plan, or 2006 Equity Plan. The 2006 Equity Plan became effective immediately prior to the completion of the initial public offering in May 2006. The 2006 Equity Plan replaces the 2001 Stock Option Plan. Under the 2006 Equity Plan, 2,500,000 shares of the Company’s common stock were reserved for issuance. This is in addition to the 2,100,000 shares of common stock initially reserved under the 2001 Stock Option Plan.

Options issued under the plan are issued at the market price of the stock on the date of the grant. Option grants are generally exercisable over three years, starting one year from the date of grant, and they expire 10 years from the date of grant.

2001 Stock Option Plan

On August 27, 2001, the Company established the Basin Water 2001 Stock Option Plan. Under the plan, 900,000 shares of the Company’s common stock were initially reserved for issuance upon exercise of options pursuant to the plan. In June 2005, the plan was amended to increase the number of shares of Company common stock reserved for issuance to 2,100,000. In May 2006, the 2001 Stock Option Plan was replaced by the 2006 Equity Plan.

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

Change in Accounting Principle

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS No.123R, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). The Company elected to adopt the modified prospective transition method as provided under SFAS No.123R. This method applies to all new awards or awards modified, repurchased or cancelled on or after January 1, 2006. Accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with the provisions of Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In addition, the Company complied with the disclosure only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Had the Company accounted for stock-based compensation awards issued prior to 2006 using the fair value based accounting method described in SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s net loss and net loss per share for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(364)	$(675)
Less: stock-based compensation expense determined using the fair-value accounting method	(58)	(100)

Pro forma net loss	$(422)	$(775)

Basic earnings per share:
As reported	$(0.04)	$(0.07)
Pro forma	$(0.04)	$(0.08)
Diluted earnings per share:
As reported	$(0.04)	$(0.07)
Pro forma	$(0.04)	$(0.08)

The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2006 and 2005 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of the Company’s stock over the expected option term, and the expected annual dividend yield on the Company’s stock. The fair value of each option grant during the three and six months ended June 30, 2006 and 2005 was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected option term in years	6.5	5.4 -6.5	6.5	5.4 -6.5
Risk free interest rate	4.8%	4.1%	4.5%	4.1%
Expected volatility	28.3%	30.0%	28.3%	30.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

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

SFAS No. 123R requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption of SFAS No. 123R, the Company accounted for forfeitures as they occurred, as permitted under SFAS No. 123. The cumulative effect of adopting the change in estimating forfeitures is not material to the Company’s financial statements for the period ended June 30, 2006.

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2006 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	1,209	$3.15
Granted	200	6.20
Exercised	—
Forfeited	—

Options outstanding at June 30, 2006	1,409	$3.58

The following tables summarize information about stock options outstanding and exercisable as of June 30, 2006:

(In thousands, except exercise prices)	Outstanding	Exercisable
Number of shares	1,409	988
Weighted average remaining contractual life in years	7.5	6.8
Weighted average exercise price per share	$3.58	$2.81
Aggregate intrinsic value (at estimated fair value of $9.00 per share)	$7,637	$6,116

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

The weighted average grant-date fair value of options granted by the Company during the three and six months ended June 30, 2006 was $3.57 and $2.42 per share, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s estimated stock price of $9.00 per share on January 1, 2006 and the exercise price times the number of shares) that would have been received by the option holders had all options holders exercised their options on June 30, 2006. This amount will vary as the Company’s stock price varies.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $1.33	490	$1.10	5.2 yrs	490	$1.10
$4.00	328	$4.00	7.9 yrs	258	$4.00
$5.00	531	$5.00	9.2 yrs	240	$5.00
$9.00	60	$9.00	9.8 yrs	—	$9.00

	1,409	$3.58		988	$2.81

As of June 30, 2006, approximately $774 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.2 years. The total fair value of options vested during the six months ended June 30, 2006 and 2005 was $418 and $0, respectively.

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 6 – Notes Payable

Repayment of Notes Payable

Pursuant to the terms of a business loan agreement with BWCA I, LLC, after completion of the Company’s initial public offering in May 2006, the Company repaid $4.0 million to BWCA I, LLC, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued to the lender in connection with the BWCA loan in the amount of $0.4 million was written off in the second quarter of 2006, as the principal on the loan was repaid in full. Additionally, the Company has expensed $0.2 million in the second quarter for an early payoff penalty related to this loan which has not yet been paid.

In accordance with the terms of the $5.0 million in subordinated notes payable to The Co-Investment 2000 Fund, L.P., Cross Atlantic Technology Fund II, L.P. and Catalyst Basin Water, LLC (the “XACP notes”), after completion of the Company’s initial public offering in May 2006, the Company repaid in full the XACP notes, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued in connection with the XACP notes in the amount of $1.1 million was written off in the second quarter of 2006, as these notes were repaid in full.

In addition, the remaining unamortized loan costs of $0.4 million for the BWCA loan and the XACP notes were written off in the second quarter of 2006, as the principal amount of these debt instruments was repaid in full.

In February 2006, the Company issued a $2.0 million subordinated note to Aqua America, Inc. (the “Aqua note”). The Aqua note is secured by substantially all of the Company’s assets, including its water contracts and water services agreements. The Aqua note accrues interest at a rate of 7.0% per annum, payable on a semiannual basis beginning July 1, 2006. The Aqua note matures May 11, 2007, and as such, has been classified as a current liability in the accompanying balance sheet.

The following table summarizes the notes payable as of the dates indicated:

	June 30, 2006	December 31, 2005
BWCA loan, interest payable quarterly at 9.0% per annum, principal due in seven annual installments beginning December 2006	$—	$3,974
XACP notes, interest payable semi-annually at 7.0% per annum, principal due in full in October 2008	—	5,000
Aqua note, interest payable semi-annually at 7.0% per annum, principal due in full in May 2007	2,000	—
Contract payable to a financing company in monthly installments including interest at 1.9% per annum	21	25
Notes payable to an insurance brokerage company in monthly installments including interest at 9.68% and 7.99%, respectively	—	85
Notes payable to an insurance brokerage company in monthly installments including interest at 6.49%, 7.25% and 8.00%, respectively	—	14

Total notes payable	2,021	9,098
Less: current portion of notes payable	(2,007)	(674)
Less: unamortized discounts on BWCA and XACP loans	—	(1,546)

Notes payable, net of current portion and unamortized discount	$14	$6,878

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 7—Warrants Issued

In connection with a proposed strategic relationship with Aqua America and issuance of the Aqua note, the Company issued to Aqua America a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $7.00 per share. These warrants are immediately exercisable and expire on the earlier of November 11, 2008 and immediately prior to a change in control of the Company. The fair value of these warrants is $568, which is being amortized through the end of the agreement term under the straight-line method.

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

Overview

We design, build and implement systems for the treatment of contaminated groundwater. We were initially incorporated in December 1999 and during our first two years of operations primarily focused on the development of our groundwater treatment system. The first permit to be issued by the California Department of Health Services, or DHS, to one of our customers for the operation of our system was issued in 2002. We currently have 53 systems delivered or in process in California and Arizona with an aggregate installed capacity of approximately 92,000 acre-feet per year, or approximately 29.9 billion gallons per year.

We market our system primarily to water providers through our network of Basin Water sales representatives and third-party sales representatives, primarily in the Arid West, as well as through strategic relationships. Our customers include American Water, California Water Service Group and American States Water Company, three of the largest investor-owned water utilities in the United States based on population served. In December 2005, we entered into a strategic sales and marketing agreement with Shaw Environmental, Inc. to market our arsenic treatment system to water providers in 18 states on an exclusive basis. We continue to market our product primarily in California and Arizona.

As a manufacturer of groundwater treatment systems, our operations necessitate a significant investment in receivables and property and require significant working capital. In the case of sales of groundwater treatment systems, we must expend all of the costs to build and deliver our system to the customer, and we receive payment for the system primarily when the delivery is completed and the system has been placed into service. For systems that we deliver to customers under our long-term contract arrangements, we must incur the costs to build and deliver our groundwater treatment system. We receive payment over a typical period of five or more years.

In May 2006, we completed our initial public offering which resulted in the issuance of 6,900,000 shares of our common stock at a price of $12.00 per share for gross proceeds of approximately $82.8 million. After offering costs of approximately $7.5 million, the net proceeds were approximately $75.3 million.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	2006	% of Revenue	2005	% of Revenue
	(Unaudited in thousands, except percentages)
Revenues
System sales	$4,167	85%	$1,394	70%	$7,258	85%	$1,933	67%
Contract revenues	796	15%	588	30%	1,408	15%	945	33%

Total revenues	4,963	100%	1,982	100%	8,666	100%	2,878	100%

Cost of revenues
Cost of system sales	2,516	51%	511	26%	4,440	51%	843	29%
Cost of contract revenues	892	18%	800	40%	1,447	17%	975	34%
Depreciation expense	157	3%	73	4%	234	3%	142	5%

Total cost of revenues	3,565	72%	1,384	70%	6,121	71%	1,960	68%

Gross profit	1,398	28%	598	30%	2,545	29%	918	32%
Research and development expense	128	3%	172	9%	198	2%	317	11%
Selling, general and administrative expense	1,391	28%	686	35%	2,520	29%	1,105	38%

Income (loss) from operations	(121)	-2%	(260)	-13%	(173)	-2%	(504)	-18%
Other income (expense)	(1,869)	-38%	(104)	-5%	(2,188)	-25%	(171)	-6%

Loss before taxes	(1,990)	-40%	(364)	-18%	(2,361)	-27%	(675)	-23%
Income tax benefit	—		—		—		—

Net loss	$(1,990)	-40%	$(364)	-18%	$(2,361)	-27%	$(675)	-23%

Three months Ended June 30, 2006 and 2005

Revenues

Revenues increased by $3.0 million, or 150%, from $2.0 million during the second quarter of 2005 to $5.0 million during the same period in 2006. This increase occurred primarily as a result of growth in sales of our groundwater treatment systems. Revenues recognized for sales of groundwater treatment systems increased from $1.4 million during the second quarter of 2005 to $4.2 million during the same period of 2006, an increase of $2.8 million, or 200%, as a result of increased groundwater treatment systems sales volume. Contract revenues increased from $0.6 million during the second quarter of 2005 to $0.8 million during the same period of 2006, an increase of $0.2 million, or 33%, as the number of systems placed in service with customers increased. We anticipate that our annual revenues will increase in 2006 compared to 2005 as we sell more systems and enter into more contracts with our customers. However, the percentage of increase from year to year will likely fluctuate as our base of revenues increases.

Cost of Revenues

Cost of revenues increased by $2.2 million, or 157%, from $1.4 million during the second quarter of 2005 to $3.6 million during the same period in 2006. This increase was primarily due to an increase in the cost of systems sold of $2.0 million, or 400%, from $0.5 million during the second quarter of 2005 to $2.5 million during the same period of 2006. Operating costs for our contract revenues also increased by $0.1 million, or 13%, from $0.8 million during the second quarter of 2005 to $0.9 million during the second quarter of 2006. The increase in operating costs was primarily due to higher costs of salt, waste disposal and increased field service labor expense, as well as higher depreciation expense, all as a result of having more systems placed in service with customers during the second quarter of 2006 compared to the same period in the prior year. We expect that our cost of revenues will increase in absolute dollars in future periods due to both an increase in the number of systems sold and higher costs of salt, waste disposal and increased field service labor expense, as well as higher depreciation expense, as a result of having more systems placed in service in future periods. As a percentage of revenues, we expect that our cost of revenues will vary from year to year, depending upon the percentage of our revenues recognized from systems sold as opposed to revenues recognized from long-term contracts.

Gross Profit

Gross profit increased by $0.8 million, or 133%, from $0.6 million during the second quarter of 2005 to $1.4 million during the second quarter of 2006. This increase in gross profit was primarily the result of an increase in system sales gross profit from $0.5 million during the second quarter of 2005 to $1.7 million during the second quarter of 2006. Our gross profit percentage for the second quarter of 2006 was 28% as compared to 30% for the second quarter of 2005. Although we had increased systems sales in the second quarter of 2006 compared to the same period in 2005, our gross profit percentage was lower due primarily to increased costs on large ongoing construction projects and on certain systems sold in 2006 compared to 2005, resulting in lower gross profit percentage overall. In general, our gross profit percentage is higher on systems we sell than on systems we place with customers under long-term contracts. We expect our gross profit percentage to fluctuate based on the portion of our revenues derived from system sales as opposed to long-term contracts.

Research and Development Expense

Research and development expense decreased by $0.1 million, or 50%, from $0.2 million in the second quarter of 2005 to $0.1 million in 2006, primarily as a result of decreases in outside consultant expense, research material costs, and personnel costs. Although we experienced lower research and development costs in the second quarter of 2006 compared to 2005, we expect our research and development expense to increase in absolute dollars in subsequent periods as we develop additional groundwater treatment systems and expand our research and development personnel. We expect research and development expenses to decrease as a percentage of revenues as our revenues grow. Our research and development expense constituted a higher percentage of our revenues in prior periods when we were selling our first systems. We anticipate that our research and development expense will fluctuate significantly from period to period based upon the timing of our internal and sponsored research projects.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $0.7 million, or 100%, from $0.7 million during the second quarter of 2005 to $1.4 million during the same period of 2006. The increase was primarily attributable to higher personnel and related costs to support our overall growth, as well as increased stock-based compensation expense recorded during the second quarter of 2006 in accordance with the provisions of SFAS No. 123R. We expect our selling expense to continue to increase in future periods as we expand our sales and marketing force. We also expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth; however, we anticipate that, as our revenues grow, our selling, general and administrative expense will decline as a percentage of revenues in 2006 compared to 2005.

Other Income (Expense)

Other expense increased by $1.8 million, or 1800%, from $0.1 million during the second quarter of 2005 to $1.9 million during the second quarter of 2006. The overall increase in other expense is primarily attributable to the write off of approximately $1.5 million in unamortized fair value of warrants and the write off of approximately $0.4 million in unamortized loan costs in connection with the repayment of amounts outstanding under our senior secured loans with BWCA I, LLC, which we refer to as the BWCA loan, and our subordinated notes which we refer to as our XACP notes, both of which are more fully discussed below under “Liquidity and Capital Resources,” resulting in higher interest expense. Interest expense also increased due to the issuance, during the first quarter of 2006, of $2.0 million of subordinated notes payable to Aqua America. These increases in interest expense were partially offset by approximately $0.4 million in interest income earned on the net proceeds from our initial public offering in mid-May, 2006. We expect that we will have net interest income in subsequent periods of 2006.

Six Months Ended June 30, 2006 and 2005

Revenues

Revenues increased by $5.8 million, or 200%, from $2.9 million during the first six months of 2005 to $8.7 million during the first six months of 2006. This increase occurred primarily as a result of growth in sales of our groundwater treatment systems. Revenues recognized for sales of groundwater treatment systems increased from $1.9 million during the first six months of 2005 to $7.3 million during the first six months of 2006, an increase of $5.4 million, or 284%, as a result of increased groundwater treatment systems sales volume. Contract revenues increased from $0.9 million during the first six months of 2005 to $1.4 million during the first six months of 2006, an increase of $0.5 million, or 55%, as the number of systems placed in service with customers increased in the first six months of 2006 compared to the same period during 2005. We anticipate that our annual revenues will increase in 2006 compared to 2005 as we sell more systems and enter into more contracts with our customers. However, the percentage of increase from year to year will likely fluctuate as our base of revenues increases.

Cost of Revenues

Cost of revenues increased by $4.1 million, or 205%, from $2.0 million during the first six months of 2005 to $6.1 million during the first six months of 2006. This increase was primarily due to an increase in the cost of systems sold of $3.6 million, or 450%, from $0.8 million during the first six months of 2005 to $4.4 million during the first six months of 2006. Operating costs for our contract revenues also increased by $0.5 million, or 50%, from $1.0 million during the first six months of 2005 to $1.5 million during the first six months of 2006. The increase in operating costs was primarily due to higher costs of salt, waste disposal and increased field service labor expense, as well as higher depreciation expense, all as a result of having more systems placed in service with customers during the first six months of 2006 compared to the same period in the prior year. We expect that our cost of revenues will increase in absolute dollars in future periods due to both an increase in the number of systems sold and higher costs of salt, waste disposal and increased field service labor expense, as well as higher depreciation expense, as a result of having more systems placed in service in future periods. As a percentage of revenues, we expect that our cost of revenues will vary from year to year, depending upon the percentage of our revenues recognized from systems sold as opposed to revenues recognized from long-term contracts.

Gross Profit

Gross profit increased by $1.6 million, or 178%, from $0.9 million during the first six months of 2005 compared to $2.5 million during the first six months of 2006. This increase in gross profit was primarily the result of an increase in system sales gross profit from $1.1 million during the first six months of 2005 compared to $2.9 million during the first six months of 2006. Our gross profit percentage for the first six months of 2005 was 32%, as compared to 29% for the same period in 2006. Although we had increased systems sold in the first six months of 2006 compared to the same period in 2005, our gross profit percentage was lower due primarily to increased costs on a large, ongoing construction project and certain systems sold in the first six months of 2006 compared to 2005, resulting in lower gross profit percentages overall. In general, our gross profit percentage is higher on systems we sell than on systems we place with customers under long-term contracts. We expect our gross profit and gross margin to fluctuate based on the portion of our revenues derived from system sales as opposed to long-term contracts.

Research and Development Expense

Research and development expense decreased by $0.1million, or 33%, from $0.3 million in the first six months of 2005 to $0.2 million in the first six months of 2006, primarily as a result of decreases in outside consultant expense, research material costs, and personnel costs. Although we experienced lower research and development costs in the first six months of 2006 compared to 2005, we expect our research and development expense to increase in absolute dollars in subsequent periods as we develop additional groundwater treatment systems and expand our research and development personnel, but to decrease as a percentage of revenues as our revenues grow. Our research and development expense constituted a higher percentage of our revenues in prior periods when we were selling our first systems. We anticipate that our research and development expense will fluctuate significantly from period to period based upon the timing of our internal and sponsored research projects.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $1.4 million, or 127%, from $1.1 million during the first six months of 2005 to $2.5 million during the first six months of 2006. The increase was primarily attributable to higher personnel and related costs to support our overall growth, as well as increased stock-based compensation expense recorded during the first six months of 2006 in accordance with the provisions of SFAS No. 123R. We expect our selling expense to continue to increase in future periods as we expand our sales and marketing force. We also expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth; however, we anticipate that, as our revenues grow, our selling, general and administrative expense will decline as a percentage of revenues in 2006 compared to 2005.

Other Income (Expense)

Other expense increased by $2.0 million, or 1000%, from $0.2 million during the first six months of 2005 to $2.2 million during the same period of 2006. The overall increase in other expense is primarily attributable to the write off of approximately $1.5 million in unamortized fair value of warrants and the write off of approximately $0.4 million in unamortized loan costs in connection with the repayment of amounts outstanding under our BWCA loan, and our XACP notes, both of which are more fully discussed below under “Liquidity and Capital Resources,” resulting in higher interest expense. Interest expense also increased due to the addition, during the first quarter of 2006, of $2.0 million of subordinated notes payable to Aqua America. These increases in interest expense were partially offset by approximately $0.4 million in interest income earned on net proceeds from our initial public offering in mid-May, 2006. We expect other that we will have net interest income in subsequent periods of 2006.

Liquidity and Capital Resources

Since our inception, we have financed our growth and operations primarily with proceeds from the issuance of preferred stock and common stock, as well as the incurrence of indebtedness under the BWCA loan, our XACP notes, and our subordinated note issued to Aqua America, which we refer to as our Aqua note. In connection with our initial public offering which was completed in May 2006, we received net cash proceeds of approximately $75.3 million, of which $9.0 million was used to repay the $4.0 million BWCA loan and $5.0 million in XACP notes. We expect that our current cash and cash equivalents will be sufficient to fund our anticipated future growth and operations for the foreseeable future. Our long-term future capital requirements will depend on many factors, including our level of revenues, the expansion of sales and marketing activities, the success of Shaw in its marketing of our arsenic treatment systems, our ability to place our systems under long-term contracts and provide service under our long-term contracts and the continuing market acceptance of our systems.

At June 30, 2006, we had $66.3 million in cash and cash equivalents. We have invested a substantial portion of our available cash funds in money market funds placed with reputable institutions for which credit loss is not anticipated.

Outstanding Indebtedness

Aqua Note. In February 2006, we issued a $2.0 million subordinated note to Aqua America, Inc. (the “Aqua note”). The Aqua note is secured by substantially all of our assets, including its water contracts and water services agreements, and contains customary covenants and events of default provisions. The Aqua note accrues interest at a rate of 7.0% per annum, payable on a semiannual basis beginning July 1, 2006. The Aqua note matures on May 11, 2007, the first anniversary of the closing of our initial public offering.

Operating Activities

Net cash used in operating activities was approximately $0.5 million for the first six months of 2005 compared to $3.1 million for the comparable period in 2006. This increase in use of cash was due primarily to a $2.9 million increase in other assets in 2006 compared to a $0.3 million increase in other assets in 2005, primarily due to increases in long-term accounts receivable during the 2006 period, a $0.2 million increase in deferred revenues in 2006 compared to a $0.7 million increase in deferred revenues in 2005, and a $0.3 million increase in prepaid expenses in 2006 compared to a $0.0 million increase in prepaid expenses in 2005. These increases in use of cash were partially offset by a $0.5 million increase in accrued liabilities in 2006 compared to a $0.1 million decrease in accrued liabilities in 2005.

Investing Activities

Net cash used in investing activities was approximately $1.5 million for the first six months of both 2005 and 2006. Cash used in investing activities for capital expenditures increased by $0.6 million to approximately $2.1 million for the first six months of 2006 compared to $1.5 million for the comparable period in 2005 due to a higher level of project construction activity in the first six months of 2006 compared to the same period in 2005. This increase in use of cash was offset by a $0.6 million increase in the net book value of property sold during the first half of 2006.

Financing Activities

Net cash provided by financing activities was approximately $0.5 million for the first six months of 2005 compared to $68.3 million in the same period of 2006. This increase was due primarily to $75.3 million in net proceeds from our initial public offering of common stock in May 2006, as well as $2.0 million in proceeds from notes payable. These increases were offset in part by the repayment of approximately $9.0 million of debt during the first six months of 2006.

Capital Expenditures

Capital expenditures totaled $1.5 million in the first six months of 2005, compared to $2.1 million during the same period of 2006. Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

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

The term EBITDA is not defined under US GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with US GAAP. Our EBITDA has limitations as analytical tool, and when assessing our performance, you should not consider EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with US GAAP. Some of these limitations include, but not limited to, are:

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

We compensate for the foregoing limitations by relying primarily on our GAAP results and using EBITDA only supplementally. EBITDA is calculated as follows for the periods presented:

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Net loss	$(2,361)	$(675)
Add: interest expense (1)	2,524	199
Less: interest and other income	(445)	(28)
Add: depreciation and amortization	549	254
Add: income tax expense	—	—

EBITDA (2)	$308	$(250)

(1)	Interest expense includes portions of the fair value of warrants that constitute debt discount, but excludes amortization of debt discount already included in amortization expense.

(2)	Not considered in the calculation of EBITDA are the following:

a)	Stock-based compensation expense, which includes amortization of deferred compensation expense. We recorded approximately $0.4 million in stock-based compensation expense for the six months ended June 30, 2006.

b)	Expense related to the fair value of warrants, which consists of the amortization of deferred charges representing the excess of the fair value of our common stock over the exercise price of warrants issued. We recorded approximately $0.1 million in expense related to the fair value of warrants for the six months ended June 30, 2006.

c)	Other warrant charges, which represents the fair value of warrants issued to two customers in connection with sales of groundwater treatment systems. We recorded approximately $0.3 million in other warrant charges during the six months ended June 30, 2006.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2006, we had $2.0 million outstanding under our Aqua America note which matures May 11, 2007 and which has a fixed interest rate of 7%. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole because we do not have any foreign customers nor do we enter into contracts with foreign entities, we do not consider it necessary to hedge against currency risk.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of June 30, 2006, the end of the period covered by this report.

Based upon that evaluation and the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2005, we identified several material weaknesses in our internal control over financial reporting which still existed as of June 30, 2006. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” In addition, a restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator that a material weakness in internal control over financial reporting exists. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006.

In connection with the preparation of this report, we identified the following material weaknesses:

•	As a small company, we historically employed a very small staff in our accounting and finance department. As a result, we did not have a sufficient complement of personnel with an appropriate level of accounting knowledge and expertise during the first quarter of 2006. Although we have increased our accounting and finance staff with qualified individuals, we are still in the process of implementing appropriate policies and procedures.

•	We had no written documentation of our accounting policies and procedures.

•	We had no formal documentation of our system of internal control over financial reporting.

These control deficiencies resulted in adjustments that were included in the restatement of our financial statements for the years ended December 31, 2002, 2003, and 2004. Additionally, each of these control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we have determined that each of the control deficiencies described above constitutes a material weakness.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2005 as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were fairly stated in accordance US GAAP for such financial statements. Accordingly, management believes that despite our material weaknesses, our condensed consolidated financial statements for the year ended December 31, 2005 as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, are fairly stated, in all material respects, in accordance with generally accepted accounting principles.

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

Plan for Remediation of Material Weaknesses

We are evaluating the previously identified material weaknesses and are in the preliminary stages of developing a plan to remediate these material weaknesses. Our CFO was hired in September 2004 and began the immediate search and recruitment of additional qualified staff. In June 2005, we hired a director of finance. In the first quarter of 2006, we hired a full time controller and additional qualified accounting personnel. In connection with our remediation efforts, we expect to review our internal financial control and accounting resources, attract and hire additional accounting personnel who are certified public accountants or have recent public accounting firm experience, document our conclusions on technical accounting issues and determinations on a timely basis and ensure the technical proficiency of the audit committee of the Board of Directors who oversee our financial reporting function.

We are also in the process of implementing a system of disclosure controls and procedures that is designed to ensure that information required in our future Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure

During the next 12 to 18 months, we intend to implement the following as part of our efforts to prepare for our public reporting obligations, which we believe will contribute to our remediation efforts:

•	initiate a Sarbanes-Oxley Section 404 preparedness project with the assistance of a reputable registered public accounting firm;

•	implement a disclosure committee that will include the development of a certification and sub-certification process which, together with other components of our disclosure controls and procedures will be designed to ensure that we are able to timely record, process, and report both financial and other information to our senior management team;

•	complete implementation of a new financial software system to enhance our financial reporting process; and

•	establish an internal audit function, either through use of a consultant or by hiring our own personnel.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, the Company may be involved in routine legal and administrative proceedings incident to the normal conduct of business.

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

We have a limited operating history and limited revenues derived from our operations. We began our business operations in December 1999 and did not generate our first revenues until 2002. Our revenues grew from $0.2 million in 2002 to $2.1 million in 2003, $4.3 million in 2004, $12.2 million in 2005 and $8.7 million in the first six months of 2006. We have incurred significant net losses attributable to common stockholders since our inception, including net losses of $1.0 million in 2002, $1.3 million in 2003 and $0.6 million in 2004. We only achieved annual net income for the first time in our corporate history during our last fiscal year. We incurred a net loss of $2.4 million for the six months ended June 30, 2006.

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

We have grown rapidly, with our revenues increasing from $4.3 million in 2004 to $12.2 million in 2005, and from $2.9 million in the six months ended June 30, 2005 to $8.7 million in the six months ended June 30, 2006. We expect to continue to expand significantly our management, research and development, marketing and sales, testing, quality control, customer service and support operations as well as financial and accounting controls. This expansion has placed, and will continue to place, significant strain on our management and administrative, operational, technical and financial infrastructure. If our management is unable to manage growth effectively, the quality of our field services, our ability to attract and retain key personnel, and our business or prospects could be harmed significantly. To manage growth effectively, we must:

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

Currently, our customers are concentrated geographically, primarily in the states of California and Arizona. Our revenues and operating results are therefore subject to local regulatory, economic, demographic and weather conditions in those areas. A change in any of these conditions could make it more costly or difficult for us to conduct our business. In addition, we are subject to greater risk of loss from earthquakes and wildfires because our headquarters where we assemble our systems and most of the well locations that utilize our system are concentrated in California. Any of these occurrences could result in increased costs and a disruption in our operations, which would harm our operating results and financial condition significantly.

Due to our current client concentration, a loss of one of our significant customers could harm our business, operating results, financial condition and prospects.

As of June 30, 2006, our top six customers, collectively, accounted for 60% of our revenues for the first six months of 2006, and typically have more than one contract with us for services provided to different wells. Our customers, including these top four customers, may, upon the occurrence of certain circumstances, elect to terminate their contracts with us prior to their expiration and seek services from our competitors. In addition, upon the expiration of these contracts, our customers may decide not to renew such contracts with us. If we were to lose one or more of these significant customers for any reason, our revenues would decline significantly and our business, operating results and prospects would suffer.

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

Our groundwater treatment system and services utilize a variety of proprietary rights that are important to our competitive position and success. Because the intellectual property associated with our technology is evolving and rapidly changing, our current intellectual property rights may not protect us adequately. We rely on a combination of patents, trademarks, trade secrets and contractual restrictions to protect the intellectual property we use in our business. In addition, we generally enter into confidentiality or license agreements, or have confidentiality provisions in agreements, with our employees, consultants, strategic partners and customers and control access to, and distribution of, our technology, documentation and other proprietary information. We have recently been issued an additional two patents. We have filed three pending patent applications with the USPTO. We have filed six patent applications in key jurisdictions around the world on various aspects of our treatment system process. These pending patent applications may not be granted or, if granted, the resulting patent may be challenged or invalidated by our competitors or by other third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property. In addition, monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain the steps we have taken to protect our intellectual property will prevent unauthorized use of it.

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

We expect that our current cash and cash equivalents will be sufficient to fund our anticipated future growth and operations for the foreseeable future. We cannot guarantee you that we will not need additional capital to finance our growth and operations or to accelerate our expected growth over the next 12-month period. We have based our estimate of liquidity needs on assumptions that may prove to be incorrect, and we may spend our available financial resources much faster than we currently anticipate.

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

As of June 30, 2006, we had indebtedness of approximately $2.0 million. During the second quarter of 2006, we repaid approximately $9.0 million in principal amount of such indebtedness with the net proceeds from our initial public offering. We may, however, incur substantial additional indebtedness in the future.

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

The Financial Accounting Standards Board, or FASB, has adopted a new accounting pronouncement requiring the recording of expense for the fair value of stock options granted. As a result, effective January 1, 2006, we have changed our accounting policy to record expense for the fair value of stock options granted and, as a result, our operating expenses have increased, and will continue to increase. We rely on stock options to motivate current employees and attract new employees. As a result of the requirement to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. However, if we do not reduce our reliance on stock options, our reported net loss may increase or our reported net income may decrease.

We have also applied the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to warrants issued to a lender during the years ended December 31, 2003 and 2004. We issued additional warrants during 2005 in connection with the $5.0 million of subordinated notes issued to funds affiliated with Cross Atlantic Partners and another purchaser in October 2005, which we refer to as our XACP notes, and other agreements entered into with third parties in the first three months of 2006 in connection with our transactions with Aqua America and BWCA. The fair value of these warrants is expensed over the period of the XACP notes, our strategic relationship with Aqua or other agreement, as appropriate. As a result, we have recognized expense in 2005. During the second quarter of 2006, we repaid both the $4.0 million BWCA loan and the $5.0 million XACP notes. In connection with the repayment of this indebtedness, we wrote off the remaining fair value of the associated warrants, resulting in a one-time charge to interest expense of approximately $1.5 million. When the BWCA loan and the XACP notes were repaid in full, the unamortized fair value of the warrants associated with these notes was written off. We will recognize expense during future periods for the fair value of the remaining warrants which affects our interest expense or selling, general and administrative expense, depending upon the nature of the underlying transaction. Early repayment of any indebtedness related to these warrants or early completion of the other agreements under which the warrants were issued will accelerate the recognition of this expense.

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

Recent Sales of Unregistered Equity Securities

In the second quarter of 2006, we issued additional options to purchase a total of 60,000 shares with an exercise price of $9.00. These sales and issuances of securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

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

Use of Proceeds from the Sale of Registered Securities.

During the second quarter of 2006, our initial public offering of common stock was effected through Registration Statements on Form S-1, as amended (File No. 333-131794 and 333-134030), which were declared effective by the SEC on May 11, 2006. In our initial public offering which closed May 17, 2006, we registered and sold 6,900,000 shares of our common stock at $12.00 per share for an aggregate offering price of $82.8 million. The offering was managed by Janney Montgomery Scott LLC, A.G. Edwards, and Canaccord Adams. We paid the underwriters approximately $5.8 million in total underwriting discounts and commissions and had other offering expenses of approximately $1.7 million. Our total offering expenses were approximately $7.5 million resulting in net proceeds of approximately $75.3 million. We used a portion of the net proceeds from the offering to repay approximately $9.0 million of indebtedness. We continue to use the net proceeds for capital expenditures primarily for the manufacture and placement of our systems under contracts to our customers. We intend to use the remaining net proceeds from the offering for general corporate purposes. This may include expansion of our sales and marketing efforts as well as expansion of our manufacturing capabilities to meet anticipated demand for our systems.

The amounts and timing of our actual expenditures may vary significantly from our expectations depending upon numerous factors, including our results of operation, financial condition and capital requirements. Accordingly, we will retain the discretion to allocate the net proceeds of this offering among the identified uses described above, and we reserve the right to change the allocation of the net proceeds among the uses described above. Pending their use, we have invested the net proceeds in short-term, interest-bearing, investment-grade securities. We cannot predict whether the proceeds invested will yield a favorable return.

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

On May 1, 2006, our stockholders acted by written consent to take the following actions in connection with the initial public offering of our common stock:

(1)	the approval and adoption of our Amended and Restated Certificate of Incorporation to become effective upon the closing of our initial public offering;

(2)	the approval and adoption of our Amended and Restated Bylaws to become effective upon the closing of our initial public offering;

(3)	the approval and adoption of the classification of our board of directors into three classes and the designation of our directors in each of the classes;

(4)	the approval and adoption of our 2006 Equity Incentive Award Plan;

(5)	the approval and adoption of our 2006 Employee Stock Purchase Plan; and

(6)	the approval of the form of indemnification agreement between us and each of our directors and executive officers.

Stockholders holding an aggregate of 10,415,359 shares approved the matters set forth in the action by written consent and stockholders holding approximately 2,249,313 did not consent with respect to such matters.

All of the above actions were effected pursuant to actions by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

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

Date: August 14, 2006	BY:	/S/ THOMAS C. TEKULVE
Thomas C. Tekulve
Chief Financial Officer