Form 10-Q
period 2006-09-30
Basin Water, Inc.
filed 2006-11-14
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer…☐                    Accelerated filer…☐                    Non-accelerated filer…☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 13, 2006, there were 19,667,672 of common stock, par value $0.001, outstanding.

BASIN WATER, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BASIN WATER, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$59,717	$2,724
Accounts receivable	12,770	7,050
Inventory	434	347
Prepaid expenses and other	455	189
Notes receivable	100	100

Total current assets	73,476	10,410

Property and equipment
Property and equipment	13,707	10,445
Less: accumulated depreciation	1,253	962

Property and equipment, net	12,454	9,483

Other assets
Long-term accounts receivable	5,989	2,744
Patent costs, net	363	286
Loan costs, net	81	428
Other assets	2,042	447

Total other assets	8,475	3,905

Total assets	$94,405	$23,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,058	$2,150
Current portion of notes payable	2,007	674
Current portion of capital lease obligations	19	15
Current portion of deferred revenue and advances	220	741
Accrued expenses and other	2,074	273

Total current liabilities	6,378	3,853
Notes payable, net of current portion and unamortized discount	12	6,878
Capital lease obligations, net of current portion	26	40
Deferred revenue, net of current portion	536	439
Redeemable convertible Series A preferred stock, no par value - 6,000,000 shares authorized, 0 and 627,500 shares issued and outstanding	—	2,250
Redeemable convertible Series B preferred stock, no par value - 5,000,000 shares authorized, 0 and 1,734,125 shares issued and outstanding	—	6,529

Total liabilities	6,952	19,989

Commitments and contingencies
Stockholders’ equity
Common stock, no par value - 40,000,000 shares authorized, 10,303,047 shares issued and outstanding	—	7,927
Common stock, $0.001 par value - 100,000,000 shares authorized, 19,667,672 shares issued and outstanding	20	—
Additional paid-in capital	94,693	—
Accumulated deficiency	(7,260)	(4,118)

Total stockholders’ equity	87,453	3,809

Total liabilities and stockholders’ equity	$94,405	$23,798

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues
System sales	$3,936	$4,238	$11,194	$6,171
Contract revenues	910	562	2,318	1,507

Total revenues	4,846	4,800	13,512	7,678

Cost of revenues
Cost of system sales	3,400	2,114	7,840	2,957
Cost of contract revenues	1,040	701	2,580	1,676
Depreciation expense	97	39	287	181

Total cost of revenues	4,537	2,854	10,707	4,814

Gross profit	309	1,946	2,805	2,864
Research and development expense	284	219	506	536
Selling, general and administrative expense	1,563	807	4,010	1,912

Income (loss) from operations	(1,538)	920	(1,711)	416

Other income (expense)
Interest expense	(46)	(121)	(2,679)	(320)
Interest income	799	13	1,242	28
Other income	4	—	6	13

Total other expense	757	(108)	(1,431)	(279)

Income (loss) before taxes	(781)	812	(3,142)	137
Income tax benefit	—	—	—	—

Net income (loss)	$(781)	$812	$(3,142)	$137

Net income (loss) per share:
Basic	$(0.04)	$0.08	$(0.21)	$0.01
Diluted	$(0.04)	$0.06	$(0.21)	$0.01
Weighted average common shares outstanding:
Basic	19,628	10,144	14,838	9,797
Diluted	19,628	13,051	14,838	12,579

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(3,142)	$137
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	539	339
Stock-based compensation expense	566	—
Issuance of warrants for services	1,912	—
Write off of loan acquisition costs	401	—
Changes in operating assets and liabilities:
Accounts receivable	(5,720)	(5,436)
Inventory	(87)	(117)
Prepaid expenses and other	(266)	(145)
Accounts payable	(92)	1,174
Deferred revenues	(424)	88
Accrued expenses and other	1,801	(25)
Other assets	(3,250)	191

Net cash used in operating activities	(7,762)	(3,794)

Cash flows from investing activities
Purchase of property, plant and equipment	(3,915)	(1,426)
Issuance of notes receivable	—	200
Net book value of property sold	653	—
Patent costs	(77)	(39)

Net cash used in investing activities	(3,339)	(1,265)

Cash flows from financing activities
Issuance of common stock	75,178	3,584
Issuance of redeemable preferred stock	—	596
Proceeds from notes payable	2,000	195
Loan origination fees	(100)	(67)
Repayments of notes payable and capital lease obligations	(8,984)	(102)

Net cash provided by financing activities	68,094	4,206

Net increase (decrease) in cash and cash equivalents	56,993	(853)
Cash and cash equivalents, beginning of period	2,724	1,704

Cash and cash equivalents, end of period	$59,717	$851

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$532	$320

Income taxes	$—	$—

Non-cash financing activities:
Common stock issued for services	$—	$—

Warrants issued for services and other	$—	$89

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

Note 2 – Initial Public Offering

In May 2006, the Company registered for sale and sold 6,900,000 shares of $0.001 par value common stock at a price of $12.00 per share in its initial public offering. After underwriting discounts and commissions and offering expenses in the amount of $7.6 million, the net proceeds from the Company’s initial public offering were approximately $75.2 million.

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

The following table presents the activity in the various stockholders’ equity accounts for the nine months ended September 30, 2006:

BASIN WATER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficiency	Totals
			(Unaudited)
Balance - January 1, 2006	10,303	$7,927	$—	$(4,118)	$3,809
Issuance of common stock for services	13				—
Reincorporation at time of initial public offering		(7,917)	7,917		—
Net proceeds from sales of common stock in the initial public offering	6,900	7	75,171		75,178
Conversion of preferred stock to common	2,362	3	8,776		8,779
Stock options exercised	90	—	83		83
Stock-based compensation expense			433		433
Fair value of options issued			401		401
Fair value of warrants issued			1,912		1,912
Net loss				(3,142)	(3,142)

Balance - September 30, 2006	19,668	$20	$94,693	$(7,260)	$87,453

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 3—Basis of Presentation

Interim Financial Statements

The interim financial statements for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934 as prescribed by the Securities and Exchange Commission (SEC). As such, certain disclosures which would substantially duplicate the disclosures contained in the Company’s latest audited financial statements have been omitted. This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006 (the September Report) should be read in concert with the Company’s Form S-1, Registration Statement, filed with the SEC on May 10, 2006 (S-1), which contains the Company’s audited financial statements for the year ended December 31, 2005.

The interim financial information for the three and nine month periods ended September 30, 2006 and 2005 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in the September Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (US GAAP) for audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial information.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Accordingly, actual results could differ from those estimates.

Revenue Fluctuations

The Company’s revenues vary from period to period, because customers may choose between purchasing groundwater treatment systems and entering into long-term contract arrangements for groundwater treatment systems. If a customer chooses to purchase a system, revenues are recognized over a much shorter period of time, generally within one or two quarters, than for the same system if the customer chooses a long-term contract arrangement. Revenues tend to be higher in periods in which sales rather than long-term use contracts occur. The results of operations for the first nine months of 2006 are not necessarily predictive of the remaining three months of the year.

Impact of Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued which would impact the Company’s financial position following the effective date of the Company’s initial public offering.

Note 4—Earnings Per Share

In accordance with the provisions of SFAS No. 128, Earnings Per Share, the Company reports earnings per share (EPS) by computing both basic and diluted EPS. Basic EPS measures the Company’s performance for a reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures the Company’s performance for a reporting period by dividing net income available to common stockholders by the weighted average number of common shares plus common stock equivalents outstanding during the period. Common stock equivalents consist of all potentially dilutive shares of common stock, such as stock options and warrants, which are convertible into shares of common stock.

The Company incurred net losses for the three and nine month periods ended September 30, 2006. Approximately 635,000 stock options and 969,000 warrants have been excluded from the computation of diluted EPS for the three months ended September 30, 2006 due to the antidilutive effect of such common stock equivalents. Likewise, approximately 753,000 stock options and 1,115,000 warrants have been excluded from the computation of diluted EPS for the nine months ended September 30, 2006, due to the antidilutive effect of such common stock equivalents.

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 4 – Earnings Per Share (continued)

The following tables contain a reconciliation of the numerators (net loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) per share
Numerator:
Net income (loss) applicable to common shares	$(781)	$812	$(3,142)	$137

Denominator:
Weighted average common shares outstanding	19,628	10,144	14,838	9,797

Net income (loss) per common share	$(0.04)	$0.08	$(0.21)	$0.01

Net income (loss) per share - assuming dilution
Numerator:
Net income (loss) applicable to common shares	$(781)	$812	$(3,142)	$137

Denominator:
Weighted average common shares outstanding	19,628	10,144	14,838	9,797
Add shares issued on assumed:
Exercise of stock options	—	372	—	340
Exercise of warrants	—	173	—	111
Conversion of redeemable convertible preferred stock	—	2,362	—	2,331

Weighted average common shares outstanding	19,628	13,051	14,838	12,579

Net income (loss) per common share - diluted	$(0.04)	$0.06	$(0.21)	$0.01

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

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with the provisions of Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In addition, the Company complied with the disclosure only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Had the Company accounted for stock-based compensation awards issued prior to 2006 using the fair value based accounting method described in SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s net income per share for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended Sept 30, 2005	Nine Months Ended Sept 30, 2005
Net income as reported	$812	$137
Less: stock-based compensation expense determined using the fair-value accounting method	(147)	(247)

Pro forma net income (loss)	$665	$(110)

Basic earnings (loss) per share:
As reported	$0.08	$0.01
Pro forma	$0.07	$(0.01)
Diluted earnings (loss) per share:
As reported	$0.06	$0.01
Pro forma	$0.05	$(0.01)

The Company estimated the fair value of stock options granted during the three and nine months ended September 30, 2006 and 2005 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of the Company’s stock over the expected option term, and the expected annual dividend yield on the Company’s stock. The fair value of each option grant during the three and nine months ended September 30, 2006 and 2005 was estimated on the date of grant using the following assumptions:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
Expected option term in years	6.5 - 7.5	5.4 - 6.5	6.5	5.4 - 6.5
Risk free interest rate	4.8%	4.1%	4.5%	4.1%
Expected volatility	29.3%	30.0%	28.3%	30.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

SFAS No. 123R requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption of SFAS No. 123R, the Company accounted for forfeitures as they occurred, as permitted under SFAS No. 123. The cumulative effect of adopting the change in estimating forfeitures is not material to the Company’s financial statements for the period ended September 30, 2006.

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	1,209	$3.15
Granted	254	6.61
Exercised	(90)	0.92
Forfeited	—

Options outstanding at September 30, 2006	1,373	$3.94

The following tables summarize information about stock options outstanding and exercisable as of September 30, 2006:

(In thousands, except exercise prices)	Outstanding	Exercisable
Number of shares	1,373	911
Weighted average remaining contractual life in years	7.5	6.7
Weighted average exercise price per share	$3.94	$3.00
Aggregate intrinsic value (at estimated fair value of $9.00 per share)	$6,947	$5,466

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

The weighted average grant-date fair value of options granted by the Company during the three and nine months ended September 30, 2006 was $3.57 and $2.66 per share, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s estimated stock price of $9.00 per share on January 1, 2006 and the exercise price times the number of shares) that would have been received by the option holders had all options holders exercised their options on September 30, 2006. This amount will vary as the Company’s stock price varies.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $1.33	400	$1.10	4.9 yrs	400	$1.10
$4.00	328	$4.00	7.7 yrs	258	$4.00
$5.00	531	$5.00	9.0 yrs	253	$5.00
$8.11 - $9.00	114	$8.60	9.7 yrs	—	$8.60

	1,373	$3.94		911	$3.00

As of September 30, 2006, approximately $857 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.5 years. The total fair value of options vested during the nine months ending September 30, 2006 and 2005 was $475 and $57 respectively.

Note 6 – Notes Payable

Repayment of Notes Payable

Pursuant to the terms of a business loan agreement with BWCA I, LLC, after completion of the Company’s initial public offering in May 2006, the Company repaid $4.0 million to BWCA I, LLC, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued to the lender in connection with the BWCA loan in the amount of $0.4 million was written off in the second quarter of 2006, as the principal on the loan was repaid in full. Additionally, the Company has recorded $0.2 million in the second quarter for an early payoff penalty related to this loan which has not yet been paid.

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

BASIN WATER, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 6 – Notes Payable (continued)

The following table summarizes the notes payable as of the dates indicated:

	September 30, 2006	December 31, 2005
BWCA loan, interest payable quarterly at 9.0% per annum, principal due in seven annual installments beginning December 2006	$—	$3,974
XACP notes, interest payable semi-annually at 7.0% per annum, principal due in full in October 2008	—	5,000
Aqua note, interest payable semi-annually at 7.0% per annum, principal due in full in May 2007	2,000	—
Contract payable to a financing company in monthly installments including interest at 1.9% per annum	19	25
Notes payable to an insurance brokerage company in monthly installments including interest at 9.68% and 7.99%, respectively	—	85
Notes payable to an insurance brokerage company in monthly installments including interest at 6.49%, 7.25% and 8.00%, respectively	—	14

Total notes payable	2,019	9,098
Less: current portion of notes payable	(2,007)	(674)
Less: unamortized discounts on BWCA and XACP loans	—	(1,546)

Notes payable, net of current portion and unamortized discount	$12	$6,878

Note 7—Warrants Issued

In connection with a strategic relationship with Aqua America, Inc., and issuance of the Aqua note during the first quarter of 2006, the Company issued to Aqua America, Inc. a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $7.00 per share. These warrants are immediately exercisable and expire on the earlier of November 11, 2008 and immediately prior to a change in control of the Company. The fair value of these warrants is $568, which is being amortized through the end of the agreement term under the straight-line method and is included in selling, general and administrative expense.

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

Overview

We design, build and implement systems for the treatment of contaminated groundwater. We were initially incorporated in December 1999 and during our first two years of operations primarily focused on the development of our groundwater treatment system. The first permit to be issued by the California Department of Health Services, or DHS, to one of our customers for the operation of our system was issued in 2002. We currently have 57 systems delivered or in process primarily in California and Arizona with an aggregate installed capacity of approximately 98,000 acre-feet per year, or approximately 31.9 billion gallons per year.

We market our system primarily to water providers through our network of Basin Water sales representatives and third-party sales representatives, primarily in the Arid West, as well as through strategic relationships. Our customers include American Water, California Water Service Group and American States Water Company, three of the largest investor-owned water utilities in the United States based on population served. In December 2005, we entered into a strategic sales and marketing agreement with Shaw Environmental, Inc. to market our arsenic treatment system to water providers in 18 states on an exclusive basis. We continue to market our systems primarily in California and Arizona.

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

In May 2006, we completed our initial public offering which resulted in the issuance of 6,900,000 shares of our common stock at a price of $12.00 per share for gross proceeds of approximately $82.8 million. After offering costs of approximately $7.6 million, the net proceeds were approximately $75.2 million.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues:

	Three Months Ended Sept 30,				Nine Months Ended Sept 30,
	2006	% of Revenue	2005	% of Revenue	2006	% of Revenue	2005	% of Revenue
	(Unaudited in thousands, except percentages)
Revenues
System sales	$3,936	81%	$4,238	88%	$11,194	83%	$6,171	80%
Contract revenues	910	19%	562	12%	2,318	17%	1,507	20%

Total revenues	4,846	100%	4,800	100%	13,512	100%	7,678	100%

Cost of revenues
Cost of system sales	3,400	70%	2,114	44%	7,840	58%	2,957	39%
Cost of contract revenues	1,040	21%	701	15%	2,580	19%	1,676	22%
Depreciation expense	97	2%	39	1%	287	2%	181	2%

Total cost of revenues	4,537	94%	2,854	59%	10,707	79%	4,814	63%

Gross profit	309	6%	1,946	41%	2,805	21%	2,864	37%
Research and development expense	284	6%	219	5%	506	4%	536	7%
Selling, general and administrative expense	1,563	32%	807	17%	4,010	30%	1,912	25%

Income (loss) from operations	(1,538)	-32%	920	19%	(1,711)	-13%	416	5%
Other income (expense)	757	16%	(108)	-2%	(1,431)	-11%	(279)	-4%

Income (loss) before taxes	(781)	-16%	812	17%	(3,142)	-23%	137	2%
Income tax benefit	—		—		—		—

Net income (loss)	$(781)	-16%	$812	17%	$(3,142)	-23%	$137	2%

Three months Ended September 30, 2006 and 2005

Revenues

Revenues were $4.8 million during the third quarters of 2006 and 2005, respectively. Revenues from system sales decreased $0.3 million in the third quarter of 2006 when compared to the same period in 2005, primarily due to the recognition of a major groundwater system sale in 2005. The decrease was offset by an increase in contract revenue. Contract revenues increased from $0.6 million during the third quarter of 2005 to $0.9 million during the same period of 2006, an increase of $0.3 million, or 50%, as the number of systems placed in service with customers during 2006 increased

Cost of Revenues

Cost of revenues increased by $1.7 million, or 59%, from $2.8 million during the third quarter of 2005 to $4.5 million during the same period in 2006. This increase was primarily due to an increase in the cost of systems sold of $1.3 million, or 62%, from $2.1 million during the third quarter of 2005 to $3.4 million during the same period of 2006. This was primarily due to the significant higher than anticipated costs on our largest project during the third quarter of 2006, including a reserve of $0.5 million. Operating costs for our contract revenues increased approximately $0.3 million, or 43%, from $0.7 million during the third quarters of 2005 to $1.0 million for the same period in 2006. Operating costs include salt, waste disposal and increased field service labor expense, as well as higher depreciation expense, and reflect the increased number of systems in operation during 2006 compared to 2005. We expect that our cost of revenues will increase in absolute dollars in future periods due to both an increase in the number of systems sold and higher costs of salt, waste disposal and increased field service labor expense, as well as higher depreciation expense, as a result of having more systems placed in service in future periods. As a percentage of revenues, we expect that our cost of revenues will vary from year to year, depending upon the percentage of our revenues recognized from systems sold as opposed to revenues recognized from long-term contracts.

Gross Profit

Gross profit decreased by $1.6 million, or 84% from $1.9 million during the third quarter of 2005 to $0.3 million during the third quarter of 2006. Our gross profit percentage for the third quarter of 2005 was 41% as compared to 6% for the third quarter of 2006. This decrease in gross profit was primarily the result of higher than anticipated costs on our largest system sale project. Additionally, the gross profit reflects the low margins on two projects with special requirements for the construction of buildings through the use of subcontractors during the third quarter of 2006. Excluding this large system sale project and the two projects involving the construction of buildings, our system sales gross profit as a percent of system sales revenues was in line with our typical margins. Our contract operations gross profit was impacted by higher volume-related contract operating costs and increased field service labor and engineering expense. In general, our gross profit percentage is higher on systems we sell than on systems we place with customers under long-term contracts. We expect our gross profit percentage to fluctuate based on the portion of our revenues derived from system sales as opposed to long-term contracts.

Research and Development Expense

Research and development expense increased by $0.1 million, or 50%, from $0.2 million in the third quarter of 2005 to $0.3 million in 2006, primarily due to increases in outside consultant expense, research material costs, and personnel costs. We expect our research and development expense to increase in absolute dollars in subsequent periods as we develop additional groundwater treatment systems and expand our research and development personnel. We expect research and development expenses to decrease as a percentage of revenues as our revenues grow. Our research and development expense constituted a higher percentage of our revenues in prior periods when we were selling our first systems. We anticipate that our research and development expense will fluctuate significantly from period to period based upon the timing of our internal and sponsored research projects.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $0.8 million, or 100%, from $0.8 million during the third quarter of 2005 to $1.6 million during the same period of 2006. The increase was primarily due to higher personnel and related costs to support our overall growth, as well as increased stock-based compensation expense recorded during the third quarter of 2006 in accordance with the provisions of SFAS No. 123R. We expect our selling expense to continue to increase in future periods as we expand our sales and marketing force. We also expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth.

Other Income (Expense)

Other income increased by $0.9 million from $0.1 million expense during the third quarter of 2005 to $0.8 million income during the third quarter of 2006. Interest expense decreased due to the payoff of existing debt in the second quarter of 2006. We earned interest income on the net proceeds from our initial public offering in mid-May, 2006. We expect that we will have net interest income for the remainder of 2006.

Nine Months Ended September 30, 2006 and 2005

Revenues

Revenues increased by $5.8 million, or 75%, from $7.7 million during the first nine months of 2005 to $13.5 million during the first nine months of 2006. This increase occurred primarily as a result of growth in sales of our groundwater treatment systems. Revenues recognized for sales of groundwater treatment systems increased from $6.2 million during the first nine months of 2005 to $11.2 million during the first nine months of 2006, an increase of $5.0 million, or 81% primarily due to increased groundwater treatment systems sales volume. Contract revenues increased from $1.5 million during the first nine months of 2005 to $2.3 million during the first nine months of 2006, an increase of $0.8 million, or 54%, as the number of systems placed in service with customers increased in the first nine months of 2006 compared to the same period during 2005. We anticipate that our annual revenues will continue to increase in 2006 compared to 2005 as we sell more systems and enter into more contracts with our customers. However, the percentage of increase from year to year will likely fluctuate as our base of revenues increases.

Cost of Revenues

Cost of revenues increased by $5.9 million, or 123% from $4.8 million during the first nine months of 2005 to $10.7 million during the first nine months of 2006. This increase was primarily due to an increase in the cost of systems sold of $4.9 million, or 169%, from $2.9 million during the first nine months of 2005 to $7.8 million during the first nine months of 2006. This was primarily due to the significantly higher than anticipated costs on our largest project, including a $0.5 million reserve. Operating costs for our contract revenues also increased by $0.9 million, or 53%, from $1.7 million during the first nine months of 2005 to $2.6 million during the first nine months of 2006. The increase in operating costs was primarily due to higher costs of salt, waste disposal and increased field service labor expense, as well as higher depreciation expense, all as a result of having more systems placed in service with customers during the first nine months of 2006 compared to the same period in the prior year. We expect that our cost of revenues will increase in absolute dollars in future periods due to both an increase in the number of systems sold and higher costs of salt, waste disposal and increased field service labor expense, as well as higher depreciation expense, as a result of having more systems placed in service in future periods. As a percentage of revenues, we expect that our cost of revenues will vary from year to year, depending upon the percentage of our revenues recognized from systems sold as opposed to revenues recognized from long-term contracts.

Gross Profit

Gross profit decreased by $0.1 million, or 3% from $2.9 million during the first nine months of 2005 to $2.8 million during the first nine months of 2006. Our gross profit percentage for the first nine months of 2005 was 37%, as compared to 21% for the same period in 2006. Although we had increased revenues from systems sold in the first nine months of 2006 compared to the same period in 2005, our gross profit percentage was lower. This decrease in gross profit was primarily the result of higher than anticipated costs on our largest system sale project. Additionally, the gross profit reflects the low margins on two projects with special requirements for the construction of buildings through the use of subcontractors during the third quarter of 2006. Excluding this large system sale project and the two projects involving the construction of buildings, our system sales gross profit as a percent of system sales revenues was in line with our typical margins. Our contract operations gross profit was impacted by higher volume-related contract operating costs and increased field service labor and engineering expense. . In general, our gross profit percentage is higher on systems we sell than on systems we place with customers under long-term contracts. We expect our gross profit and gross margin to fluctuate based on the portion of our revenues derived from system sales as opposed to long-term contracts.

Research and Development Expense

Research and development expense was approximately $0.5 million in the first nine months of 2005 and 2006, respectively. We incurred research and development costs for outside consultant expense, research material costs, and personnel costs. We expect our research and development expense to increase in absolute dollars in subsequent periods as we develop additional groundwater treatment systems and expand our research and development personnel, but to decrease as a percentage of revenues as our revenues grow. Our research and development expense constituted a higher percentage of our revenues in prior periods when we were selling our first systems. We anticipate that our research and development expense will fluctuate significantly from period to period based upon the timing of our internal and sponsored research projects.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $2.1 million, or 111% from $1.9 million during the first nine months of 2005 to $4.0 million during the first nine months of 2006. The increase was primarily due to higher personnel and related costs to support our overall growth, as well as increased stock-based compensation expense recorded during the first nine months of 2006 in accordance with the provisions of SFAS No. 123R. We expect our selling expense to continue to increase in future periods as we expand our sales and marketing force. We also expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth.

Other Income (Expense)

Other expense increased by $1.1 million, or 367% from $0.3 million during the first nine months of 2005 to $1.4 million during the same period of 2006. The overall increase in other expense is primarily due to the write off of approximately $1.5 million in unamortized fair value of warrants and the write off of approximately $0.4 million in unamortized loan costs in connection with the repayment of amounts outstanding under our BWCA loan, and our XACP notes, both of which are more fully discussed below under “Liquidity and Capital Resources,” resulting in higher interest expense. These increases in interest expense were partially offset by approximately $1.2 million in interest income earned on net proceeds from our initial public offering in mid-May, 2006. We expect that we will have net interest income for the remainder of 2006.

Liquidity and Capital Resources

Since our inception, we have financed our growth and operations primarily with proceeds from the issuance of preferred stock and common stock, as well as the incurrence of indebtedness under the BWCA loan, our XACP notes, and our subordinated note issued to Aqua America, which we refer to as our Aqua note. In connection with our initial public offering which was completed in May 2006, we received net cash proceeds of approximately $75.2 million, of which $9.0 million was used to repay the $4.0 million BWCA loan and $5.0 million in XACP notes. We expect that our current cash and cash equivalents will be sufficient to fund our anticipated future growth and operations for the foreseeable future. Our long-term future capital requirements will depend on many factors, including our level of revenues, the expansion of sales and marketing activities, the success of Shaw in its marketing of our arsenic treatment systems, our ability to place our systems under long-term contracts and provide service under our long-term contracts and the continuing market acceptance of our systems.

At September 30, 2006, we had approximately $59.7 million in cash and cash equivalents. We have invested a substantially all of our available cash funds in money market funds placed with reputable institutions for which credit loss is not anticipated.

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

Operating Activities

Net cash used in operating activities was approximately $3.8 million for the first nine months of 2005 compared to $7.8 million for the comparable period in 2006. This increase in use of cash was primarily due to a $3.2 million increase in long-term accounts receivable in 2006 with no similar increase in long-term receivables in 2005, primarily due to increases in longer term construction contracts during the 2006 period. In addition, accounts payable decreased $0.1 million in the first nine months of 2006 compared to an increase in accounts payable of $1.2 million for the same period in 2005. Deferred revenues decreased $0.4 in 2006 compared to a $0.1 million increase in deferred revenues in 2005, and prepaid expense decreased $0.3 million in 2006 compared to a $0.1 million decrease in prepaid expenses in 2005. Additionally, accrued liabilities increased by $1.8 million in 2006 when compared with 2005.

Investing Activities

Net cash used in investing activities was approximately $1.3 million for the first nine months of 2005 compared to $3.3 million during the same period in 2006. Cash used in investing activities for capital expenditures increased by $2.5 million to approximately $3.9 million for the first nine months of 2006 compared to $1.4 million for the comparable period in 2005 due to a higher level of project construction activity in the first nine months of 2006 compared to the same period in 2005. This increase in use of cash was offset by a $0.6 million increase in the net book value of property sold during the first half of 2006.

Financing Activities

Net cash provided by financing activities was approximately $4.2 million for the first nine months of 2005 compared to $68.1 million in the same period of 2006. This increase was due primarily to $75.2 million in net proceeds from our initial public offering of common stock in May 2006, as well as $2.0 million in proceeds from notes payable in the first quarter of 2006. These increases were offset in part by the repayment of approximately $9.0 million of debt during the first nine months of 2006.

Capital Expenditures

Capital expenditures totaled $1.4 million in the first nine months of 2005, compared to $3.9 million during the same period of 2006. Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

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

We compensate for the foregoing limitations by relying primarily on our GAAP results and using EBITDA only as a supplemental measure. EBITDA is calculated as follows for the periods presented:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Net income (loss)	$(3,142)	$137
Add: interest expense (1)	2,679	320
Less: interest and other income	(1,248)	(41)
Add: depreciation and amortization	539	339
Add: income tax expense	—	—

EBITDA (2)	$(1,172)	$755

(1)	Interest expense includes portions of the fair value of warrants that constitute debt discount, but excludes amortization of debt discount already included in amortization expense.

(2)	Not considered in the calculation of EBITDA are the following:

a)	Stock-based compensation expense, which includes amortization of deferred compensation expense. We recorded approximately $0.6 million in stock-based compensation expense for the nine months ended September 30, 2006.

b)	Expense related to the fair value of warrants, which consists of the amortization of deferred charges representing the excess of the fair value of our common stock over the exercise price of warrants issued. We recorded approximately $0.2 million in expense related to the fair value of warrants for the nine months ended September 30, 2006.

c)	Other warrant charges, which represents the fair value of warrants issued to two customers in connection with sales of groundwater treatment systems. We recorded approximately $0.4 million in other warrant charges during the nine months ended September 30, 2006.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2006, we had $2.0 million outstanding under our Aqua America note which matures May 11, 2007 and which has a fixed interest rate of 7%. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole because we do not have any foreign customers nor do we enter into contracts with foreign entities, we do not consider it necessary to hedge against currency risk.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the period covered by this report.

Based upon that evaluation and the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2005, we identified several material weaknesses in our internal control over financial reporting which still existed as of September 30, 2006. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” In addition, a restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator that a material weakness in internal control over financial reporting exists. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2005 as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were fairly stated in accordance US GAAP for such financial statements. Accordingly, management believes that despite our material weaknesses, our condensed consolidated financial statements for the year ended December 31, 2005 as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, are fairly stated, in all material respects, in accordance with US GAAP.

We may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We plan to refine our internal control over financial reporting to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act (SOX 404) with which we must comply by December 31, 2007. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management and by our internal auditors, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures.

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

Since our initial public offering, we have commenced the process of preparing for our public reporting obligations by implementing the following:

•	we retained an experienced consultant to assist us in our SOX 404 preparedness project;

•	we have prepared a project plan to complete our SOX 404 project;

•	we have prepared a draft of our accounting policies and procedures; and

•	we have substantially completed our corporate governance documents.

During the next 6 to 12 months, we intend to implement the following as part of our efforts to prepare for our public reporting obligations, which we believe will contribute to our remediation efforts:

•	complete our SOX 404 preparedness project with the assistance of our consultant, working closely with our registered public accounting firm;

•	implement a disclosure committee that will include the development of a certification and sub-certification process which, together with other components of our disclosure controls and procedures will be designed to ensure that we are able to timely record, process, and report both financial and other information to our senior management team;

•	complete implementation of a new financial software system to enhance our financial reporting process; and

•	establish an internal audit function, either through use of a consultant or by hiring our own personnel.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history and limited revenues derived from our operations. We began our business operations in December 1999 and did not generate our first revenues until 2002. Our revenues grew from $0.2 million in 2002 to $2.1 million in 2003, $4.3 million in 2004, $12.2 million in 2005 and $13.5 million in the first nine months of 2006. We have incurred significant net losses attributable to common stockholders since our inception, including net losses of $1.0 million in 2002, $1.3 million in 2003 and $0.6 million in 2004. We only achieved annual net income for the first time in our corporate history during our last fiscal year. We incurred a net loss of $3.1 million for the nine months ended September 30, 2006.

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

We have grown rapidly, with our revenues increasing from $4.3 million in 2004 to $12.2 million in 2005, and from $7.8 million in the nine months ended September 30, 2005 to $13.5 million in the nine months ended September 30, 2006. We expect to continue to expand significantly our management, research and development, marketing and sales, testing, quality control, customer service and support operations as well as financial and accounting controls. This expansion has placed, and will continue to place, significant strain on our management and administrative, operational, technical and financial infrastructure. If our management is unable to manage growth effectively, the quality of our field services, our ability to attract and retain key personnel, and our business or prospects could be harmed significantly. To manage growth effectively, we must:

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

Typically, our contracts have a term of five or more years and, with respect to systems that are not sold outright to the water provider, also contain an option either to purchase the system or to renew the contract at the end of the initial contract term. Since most of our sales are based on long-term contracts and involve a significant financial commitment, our customers generally take a longer time to decide to purchase our system and/or services, thus creating a lengthy sales cycle. Other reasons for our long sales cycle include:

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

Our future success also depends on the experience and expertise of Peter Jensen, our CEO, whose talents, efforts and relationships within the water industry have been, and continue to be, critical to our success. We do not currently carry “key man” insurance upon the life of Mr. Jensen or the lives of any of our employees or officers. The loss of Mr. Jensen’s services and access to his abilities and relationships could adversely affect our ability to maintain or increase our customer base and could harm our operating results and prospects significantly.

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

As of September 30, 2006, our top four customers, collectively, accounted for 39% of our revenues for the first nine months of 2006, and typically have more than one contract with us for services provided to different wells. Our customers, including these top four customers, may, upon the occurrence of certain circumstances, elect to terminate their contracts with us prior to their expiration and seek services from our competitors. In addition, upon the expiration of these contracts, our customers may decide not to renew such contracts with us. If we were to lose one or more of these significant customers for any reason, our revenues would decline significantly and our business, operating results and prospects would suffer.

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

If we fail to develop or enhance our system and services to satisfy evolving customer demands, our business, operating results, financial condition and prospects will be harmed significantly. The market for groundwater treatment is characterized by changing technologies, periodic new product introductions and evolving customer and industry standards. For instance, competitors in the groundwater treatment industry are continuously searching for methods of water treatment that are more cost-effective and more efficient. Our current and prospective customers may choose groundwater treatment solutions and/or services that are offered at a lower price than our system and/or services. To achieve market acceptance for our system and services, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. Our customers may require us to provide water treatment solutions for many different contaminants or higher volumes of water or to decrease the presence of contaminants well below an applicable MCL, which may result in significantly higher costs. We also may experience design, engineering and other difficulties that could delay or prevent the development, introduction or marketing of any modifications to our system or our new services. Our failure to develop successfully and offer a system or services that satisfy customer requirements would significantly weaken demand for our system or services, which would likely cause a decrease in our revenues and harm our operating results. In addition, if our competitors introduce solutions and/or services based on new or alternative water treatment technologies, our existing and future system and/or services could become obsolete, which would also weaken demand for our system or services, thereby decreasing our revenues and harming our operating results.

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

Risks Related to our Finances and Capital Requirements

We may need additional capital to sustain and grow our business and we cannot provide any assurances that additional financing will be available to us on favorable terms when required, or at all.

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

As of September 30, 2006, we had indebtedness of approximately $2.0 million. We may incur substantial additional indebtedness in the future.

Such additional indebtedness could have important consequences, including:

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

Our indebtedness that is currently outstanding under our $2.0 million Aqua note contains a number of significant covenants. These covenants limit our ability to, among other things, do the following:

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

If we fail to achieve and maintain effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information which may cause investors to lose confidence in our reported financial information and have an adverse effect on the trading price of our common stock and lead to delisting from the Nasdaq Global Market, an investigation by the Securities and Exchange Commission, or SEC, and civil or criminal sanctions. Additionally, ineffective internal control over financial reporting would place us at increased risk of fraud or misuse of corporate assets.

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

In addition, the equity markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of water-related companies have been particularly volatile. These broad market and industry factors may affect the market price of our common stock adversely, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

None.

Use of Proceeds from the Sale of Registered Securities.

During the second quarter of 2006, our initial public offering of common stock was effected through Registration Statements on Form S-1, as amended (File No. 333-131794 and 333-134030), which were declared effective by the SEC on May 11, 2006. In our initial public offering which closed May 17, 2006, we registered and sold 6,900,000 shares of our common stock at $12.00 per share for an aggregate offering price of $82.8 million. The offering was managed by Janney Montgomery Scott LLC, A.G. Edwards, and Canaccord Adams. We paid the underwriters approximately $5.8 million in total underwriting discounts and commissions and had other offering expenses of approximately $1.8 million. Our total offering expenses were approximately $7.6 million resulting in net proceeds of approximately $75.2 million. We used a portion of the net proceeds from the offering to repay approximately $9.0 million of indebtedness. We continue to use the net proceeds for capital expenditures primarily for the manufacture and placement of our systems under contracts to our customers. We intend to use the remaining net proceeds from the offering for general corporate purposes. This may include expansion of our sales and marketing efforts as well as expansion of our manufacturing capabilities to meet anticipated demand for our systems.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On November 10, 2006, William D. Watt resigned from our Board of Directors and as a member of the audit committee, the compensation committee, and the nominating and governance committee. Mr. Watt currently serves as a principal and director of SCCOT Financial Group, Incorporated, an investment advisory firm. Mr. Watt has served on our Board of Directors since 2001. Mr. Watt’s resignation did not result from any disagreement with us concerning any matter relating to our operations, polices or practices. Prior to his resignation, Mr. Watt served as an independent Class I director and the chairman of the nominating and governance committee. In connection with Mr. Watt’s resignation, the Board of Directors appointed Scott Katzmann to the audit committee and the compensation committee, Russell C. Ball III to the nominating and governance committee, and Keith R. Solar as chairman of the nominating and governance committee. In addition, the size of the Board of Directors has been reduced from six members to five members in accordance with our amended and restated bylaws.

Item 6.	Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(2)	Registration Rights Agreement dated June 28, 2005 among the Registrant and holders of Preferred Stock

4.3(3)	Form of Common Stock Warrant

4.4(2)	Form of Preferred Stock Warrant

4.5(2)	Form of Note issued to BWCA I, LLC

4.6(2)	Form of Warrant issued to BWCA I, LLC

4.7(2)	Form of Senior Subordinated Note issued to The Co-Investment 2000 Fund, L.P. and the other purchasers

4.8(2)	Form of Warrant issued to The Co-Investment 2000 Fund, L.P. and the other purchasers

4.9(2)	Registration Rights Agreement, dated October 14, 2005, among the Registrant, The Co-Investment 2000 Fund, L.P. and the other purchasers

4.10(2)	Senior Subordinated Note issued to Aqua America, Inc. dated February 10, 2006

4.11(2)	Form of Warrant issued to Aqua America, Inc.

4.12(2)	Registration Rights Agreement, dated February 10, 2006, among the Registrant and Aqua America, Inc.

10.1(4)	Employment Agreement between Michael Stark and Basin Water, Inc. dated October 27, 2006.

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on May 10, 2006.

(2)	Filed with the Registrant’s Registration Statement on Form S-1 on February 13, 2006.

(3)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on March 27, 2006.

(4)	Filed with the Registrant’s Form 8-K on October 31, 2006.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: November 14, 2006	BY:	/S/ THOMAS C. TEKULVE
Thomas C. Tekulve
Chief Financial Officer