Form 10-K
period 2006-12-31
Basin Water, Inc.
filed 2007-04-02
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51991

Basin Water, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4736881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8731 Prestige Court Rancho, Cucamonga, California	91730
(Address of principal executive offices)	(Zip Code)

(909) 481-6800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-know seasoned issued, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $153.8 million based upon the average bid and asked price of such common equity as of June 30, 2006. On March 26, 2007, there were 19,907,672 shares of common stock, par value $0.001, outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2007 Annual Meeting of Stockholders to be filed on or before 120 days after the end of the Registrant’s fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “Safe harbor” created by those sections. Any such forward-looking statements would be contained principally in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends, “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Item 1A. Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

We design, build and implement systems for the treatment of contaminated groundwater. We have developed a proprietary, ion-exchange treatment system that reduces groundwater contaminant levels in what we believe is a more efficient, flexible and cost-effective manner than competing solutions. We market our system to utilities, cities, municipalities, special districts, real estate developers and other organizations that supply water, collectively referred to as water providers, for use in treating groundwater sources that do not comply with federal or state regulations due to the presence of chemical contaminants. We currently have 75 systems on order or under contract in California, Arizona and New Jersey with an aggregate installed capacity of approximately 105,000 acre-feet per year, or approximately 94.2 billion gallons per year. Our customers include American Water, Aqua America, California Water Service Group and American States Water Company, four of the largest investor-owned water utilities in the United States based on population served.

Our ion-exchange treatment system is installed at the site of the well, also known as the wellhead, and can be adjusted to treat varying volumes of water. Ion-exchange is a process that treats contaminated water by using resins to chemically bond with specific contaminants, thus removing them from the treated water. Our process uses multiple beds of ion exchange resins through which the water flows until it meets appropriate contaminant levels.

Our system produces what we believe are very low waste rates, can meet a wide range of volume requirements and is capable of removing multiple chemical contaminants at a single site. While our system can treat a wide range of chemical contaminants, we have focused the majority of our initial efforts on three key groundwater contaminants: arsenic, nitrate and perchlorate. These contaminants, which have been linked to various cancers, diseases and metabolic disorders, have received substantial focus and attention of the United States Environmental Protection Agency, or EPA, and state regulatory agencies, media and consumer groups. As a result, this has created our most immediate market opportunity for treatment of groundwater.

Rapid population growth and decreasing drinking water supplies, due to increased chemical contamination and increasingly stringent environmental regulation, have fueled the growth of the groundwater contaminant treatment industry. While the effects of these factors are felt throughout the United States, they are particularly acute in the southwest portion of the country west of the 100th meridian, which we refer to as the Arid West. This region is currently experiencing some of the nation’s highest population growth and a chronic water shortage.

We believe that treatment of the large amount of contaminated groundwater represents the most cost-effective and viable method to expand the water supply to meet the needs of a growing population, and represents a significant market opportunity for us. Water treatment for chemical contaminant removal is recognized by the EPA as a significant area of need in the United States. In a report published in June 2005, the EPA estimated that water contaminant treatment projects in the United States will require $53.2 billion in investment over the next 20 years.

We make available free of charge through our internet website our press releases, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other required filings with the Securities and Exchange Commission (SEC) and amendments thereto as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our internet website also contains our Code of Ethics. Our principal executive offices are located at 8731 Prestige Court, Rancho Cucamonga, California 91730, and our telephone number is (909) 481-6800. Our website address is www.basinwater.com. The information on our website is not part of nor incorporated by reference into this Annual Report on Form 10-K.

Company History

We were incorporated in California in 1999, and we reincorporated in Delaware in connection with our initial public offering which was completed in May 2006. Our operations from 1999 until 2001 consisted primarily of research and development activities, as we developed our proprietary ion-exchange process. Our proprietary process was conceived by Peter L. Jensen, our Chief Executive Officer, and Dr. Gerald Guter, our late Chief Scientific Officer. Also during this time, we developed a groundwater treatment system for commercialization of our proprietary process and increased our personnel to include additional engineers and sales and marketing personnel. We successfully completed a prototype for our groundwater treatment system in May 2002, and shortly thereafter, we assisted one of our customers in submitting an application with DHS for a permit to operate our system for treatment of nitrate. In June 2002, our customer received the first permit from DHS for operation of our system to treat groundwater. We also received our first revenues in 2002 from sales of our groundwater treatment system and operations.

From 2002 through 2006, our operations have focused on:

•	developing systems that could treat other contaminants in addition to nitrate;

•	increasing our engineering workforce to enhance and streamline our system manufacturing process;

•	developing our sales and marketing force;

•	obtaining patents for our proprietary ion-exchange process; and

•	improving our internal control over financial reporting.

Industry Overview

We believe that increased demand for available drinking water coupled with decreasing supply of that water has fueled the growth in the groundwater contaminant treatment industry:

Drinking water sources and benefits of groundwater. Drinking water throughout the United States is supplied primarily from surface water and groundwater. In the Arid West, available surface water is largely claimed, leaving little room for expansion of this source to meet increasing demand. Procurement of surface water can also be expensive, often requiring miles of transport before consumption. Desalination is a potential source of drinking water; however, we believe that the potential benefit of desalination as an alternative source of drinking water is limited due to a number of factors, including the high energy costs associated with the process, the relative inefficiency of the process, the substantial financial investment required to construct a desalination plant, the need to place such plants near an electric power generation plant and in a coastal location and the environmental opposition to brine discharge and entrapment and impingement of marine organisms.

Groundwater, which according to the United States Geological Survey, or USGS, serves as the primary source of drinking water for more than half of the United States population, has numerous advantages over surface water as a dependable source for water providers. According to the USGS, at any given time, the 1.0 million cubic miles of groundwater in storage is more than 30 times greater than the available supply of surface water in freshwater lakes and streams. Compared to surface water resources, the extraction of groundwater is relatively inexpensive due to its abundance and minimal need for investment by water providers for transport. Groundwater is also a more stable source of drinking water because water providers are able to determine precisely the amount of water they can pump each year. Furthermore, the volume of groundwater pumped can be adjusted to meet seasonal needs so that no excess water is pumped from the well and stored in a surface environment that is subject to evaporation. Finally, groundwater is less affected by weather conditions, including droughts, because it is not exposed to surface elements.

Increasing demand for available drinking water. Population growth has resulted in increased demand for drinking water in much of the United States. As a result, water providers are challenged continually with securing drinking water resources to meet the needs of their customers. Many areas in the United States experience drinking water shortages on an annual basis. This is a problem particularly acute in California and other states in the Arid West, where population growth has resulted in rapidly increasing demand for drinking water. For example, the population of California and Arizona, collectively, grew by approximately 5.6 million people between 1990 and 2000. The U.S. Census Bureau expects this trend of population growth to continue, with the combined population of these two states expected to increase by more than 12.0 million people over the next 20 years. With much of the Arid West experiencing chronic shortages of drinking water, additional sources of drinking water will be necessary to support this anticipated rapid population growth. Contaminated drinking water is also becoming a notable problem in other parts of the United States, including the Northeast.

Decreasing supply of available drinking water. Though groundwater is both a cost-effective and advantageous alternative to surface water, it is at substantial risk of contamination from a number of sources. Due to population growth into areas adjacent to industrial locations and recent technological improvements in water testing equipment, groundwater contamination that can pose serious health threats to humans continues to be discovered at an increasing rate. Because of health concerns, the Environmental Protection Agency, or EPA and state regulatory agencies have been active in establishing maximum containment levels, or MCLs for chemical contaminants in drinking water to ensure that the public has access to a safe drinking water supply. In addition, improvements in water testing and treatment technologies have allowed the EPA and state regulatory agencies to lower the MCL for certain contaminants. Chemical contaminants, such as arsenic, nitrate and perchlorate, are increasingly found to be present in underground aquifers, and we expect the cost of clean-up for these underground aquifers in order to meet applicable MCLs will increase the cost of drinking water to consumers. In addition, as groundwater wells are shut down due to non-compliant contaminant levels, the availability of groundwater decreases, resulting in a lower supply and generally a higher price for drinking water.

Market Opportunity

Because groundwater has significant advantages over other sources of drinking water, we believe that a large market opportunity exists in providing a solution for groundwater treatment. There are few economically attractive alternatives for treating groundwater at the wellhead. Customarily, water providers either shut down a contaminated well or blend the water with non-contaminated water to meet an MCL. Ion exchange technology is acknowledged as a leading technology for groundwater treatment, including being designated by the DHS as a “best available technology” for treating groundwater for removal of contaminants. Water providers may also use technologies such as coagulation microfiltration, media absorption (a process that removes contaminants by chemically bonding them to a media such as activated carbon), reverse osmosis and electrodialysis reversal for the removal of contaminants from drinking water. As compared to our system, many existing contaminant treatment technologies are costly, produce large amounts of waste or are generally designed for large industrial installations rather than for wellhead treatment. We believe there is significant demand for cost-effective groundwater treatment using our system.

We believe that the Arid West represents our largest initial geographic opportunity given the region’s significant population, continued population growth, chronic shortage of surface water, large number of groundwater wells and high occurrence of contaminants in groundwater resources. Our system allows water providers to forego importing and blending water and instead obtain a steady supply of drinking water by treating groundwater assets they already own at a lower total cost than other methods and technologies. We plan on expanding our presence across the United States over the next twelve to eighteen months.

We are focusing initially on treatment of groundwater for three key chemical contaminants: arsenic, nitrate and perchlorate. These contaminants, which have been linked to various cancers, diseases and metabolic disorders, have received substantial focus and attention of the EPA and state regulatory agencies, media and consumer groups. As a result, this has created our most immediate market opportunity for treatment of groundwater. As MCLs for these contaminants are established or reduced on both the national and state levels, contamination of groundwater continues to increase and population continues to grow, we believe the total number of wells requiring treatment across the United States, and thus the market opportunity for our groundwater treatment system, will continue to grow.

Arsenic. Arsenic is a naturally occurring element found in soil, but also comes from industrial and agricultural sources. It is a powerful toxin that is frequently found in groundwater supplies. Prolonged exposure to very low levels of arsenic is linked to numerous cancers and other serious health problems. In February 2002, the EPA lowered the MCL for arsenic from 50 parts per billion, or ppb, to 10 ppb and mandated that all drinking water sold by water providers in the United States must meet the new standard, which we refer to as the Arsenic Rule, which went into effect January 23, 2006. According to the California Department of Water Resources, the Arsenic Rule also is expected to place over 500 groundwater sources out of compliance in California alone. Compliance with the Arsenic Rule is expected to result in increased regulatory costs over the next 20 years, with the EPA estimating that 5% of the 54,000 active community water systems in the United States, serving approximately 11.0 million people, will have to take prompt action to meet the new MCLs. Some state legislatures, such as that of California, currently are discussing a lower standard for arsenic. If California or other states were to set lower standards for arsenic than required under the Arsenic Rule, additional groundwater wells are likely to be impacted and the cost of compliance is likely to increase.

Nitrate. Nitrates are ionic substances widely found in the environment as byproducts of fertilizers, septic systems and groundwater recharge and can migrate easily into drinking water supplies. Once ingested, nitrates are converted into nitrites, which react chemically within the digestive and circulatory systems and have been linked to a number of cancers, diseases and methemoglobinemia, or “blue baby syndrome.” Nitrate, which has been detected in concentrations exceeding its MCL in over 1,000 groundwater sources in California, ranks second to only arsenic in terms of non-compliant detections in that state. Nitrate is recognized by the USGS as one of the most widespread contaminants of shallow groundwater across the United States, particularly in agricultural areas. According to a recent National Water Quality Assessment survey completed by the USGS, more than 8,200 groundwater wells were found to be contaminated with nitrate levels exceeding the EPA MCL of 10 ppm. In terms of population affected by nitrate contamination, the United States Department of Health and Human Services currently estimates that 1% to 2% of the United States population, or approximately 3.0 million to 6.0 million people, may be consuming drinking water from the public water system with nitrate levels exceeding the current EPA MCL.

Perchlorate. Perchlorate is a toxic component of solid rocket and missile fuel and is present in ammunition, fireworks, highway safety flares, matches and air bags as well. The United States Department of Defense, or DOD, is a primary cause of perchlorate contamination as a result of the use of solid rocket fuel and other ammunition propellants on DOD sites. Excessive exposure to perchlorate disrupts the normal operation of the thyroid gland, causing various metabolic and developmental disorders in humans. Perchlorate treatment is an area of emerging focus within the groundwater treatment industry. On January 26, 2006, the EPA issued a preliminary remediation goal of 24.5 ppb for the cleanup of water contaminated with perchlorate, subject to revision upon further study. State advisory levels, however, are often significantly lower than EPA guidelines. For example, California, where there have been more than 300 perchlorate detections over the last 10 years, has recently set an MCL of 6 ppb for perchlorate. In March 2006, Massachusetts announced a proposed MCL of 2 ppb for perchlorate. In addition, Arizona, Maryland, Nevada, New Mexico and New York have set advisory levels for perchlorate ranging from 1 ppb through 18 ppb.

Our Solution and Strengths

Water providers generally do not have the expertise or resources to design, engineer, manufacture and implement solutions for treating their contaminated groundwater. We offer these water providers a system designed to treat groundwater contamination at the wellhead. We have developed a unique process using a multiple-bed system design, providing flexibility to meet different volume requirements and significantly reducing waste rates to provide our customers with a cost-effective method of treating contaminated groundwater. We have obtained four patents in the United States, and have filed six additional patent applications with the USPTO. We have patents granted in five European countries and have filed nine patent applications in key jurisdictions around the world on various aspects of our treatment system process. Though, as compared to our competitors’ solutions, our system may have some disadvantages, such as its complexity and the potentially higher up-front capital costs for its installation, we believe our system provides a safe, reliable and sustainable source of drinking water with the following strengths that make it a compelling choice for water providers:

Our system is highly effective at removing groundwater contaminants. Ion exchange technology has been used successfully for treatment of drinking water throughout the United States for decades. We employ ion exchange technology in a proprietary configuration using a multiple-bed system that can be sequenced in and out of service automatically using our state-of-the-art process simulation software program, Basin Water-IX. We have been successful in implementing our groundwater treatment technology that is designed to maximize the effectiveness of ion exchange technology in treating groundwater. Our system can reduce the contaminant level in groundwater significantly below the target MCL, thus enabling the water provider to keep its well in service. Recently, our system was issued an Environmental Technology Verification (ETV) Joint Verification Statement from the EPA and NSF International, a not-for-profit, non-governmental organization, with scientific and technical expertise in the health and environmental sciences, for its success in removing arsenic from groundwater to below detectable levels. In addition, should an MCL be lowered in the future, our system can easily be adjusted to meet any currently detectable level for the contaminants we treat. Because we expect MCLs to decrease over time, we expect our system’s flexibility to enable us to provide our customers with a long-term, highly effective groundwater treatment solution.

Our system produces what we believe are low waste rates. Waste rates are measured by determining the amount of waste volume generated by our system divided by the total volume of raw water entering our system from the water provider’s well. For instance, if a system generates 1 gallon of waste from every 100 gallons entering the system, then it has a 1% waste rate. Our solution’s efficiency results in what we believe are very low waste rates based on our management’s industry knowledge and feedback from some of our customers. For instance, in nitrate applications, our system achieves waste rates as low as 0.40%. In arsenic applications, our system achieves waste rates as low as 0.05%. By using our solution, water providers can achieve a high yield of treated water with a correspondingly low amount of waste generated. This results in minimizing waste disposal costs, significantly reducing our customers’ operating costs and increasing the net amount of treated drinking water produced.

Our system uses simulation software that can rapidly design and adjust the treatment process on a real-time basis. The Basin Water-IX software program is a proprietary, state-of-the-art simulation program specifically designed for analysis of the wellhead treatment of groundwater contaminants. It saves our clients the time associated with preliminary design engineering and the high expense associated with feasibility studies and a lengthy pilot test. Early in the design process, we use our Basin Water-IX program to provide detailed data for each customer application. The data generated includes accurate assessments of cost, post-treatment contaminant levels and waste rates. As a result, we generally can simulate six months of pilot testing in minutes. Our software provides for a level of process refinement that we believe is difficult to accomplish with competing approaches. In addition, based on data and measurements collected during the treatment process, our software enables us to adjust the treatment process of our system to make it more efficient and effective.

Our system is capable of removing multiple contaminants within a single site. With minimal adjustments, our solution can, in many cases treat multiple contaminants with a single system. Our system is targeted primarily toward the removal of arsenic, nitrate and perchlorate, but is also capable of removing numerous other contaminants, including chromium VI, fluoride, uranium, selenium and sulfate, as requested by our customers. One of our systems installed with the City of Pomona, California, is capable of treating groundwater for the removal of arsenic, nitrate, perchlorate and chromium VI simultaneously. In most cases, our system can be configured quickly to treat certain additional contaminants without having to add an entire new system. We believe that our solution’s ability to target multiple contaminants with the same system is distinctive in the industry and provides our customers with a cost-effective method for removing many contaminants.

Our system is operated easily and includes support and maintenance services, if desired by our customers. Most water providers are thinly staffed and do not have significant resources to hire additional workers and pay for necessary training to operate a complex treatment facility. With this in mind, we have designed our system to be operated with minimal attention by our customers. Our system is licensed to be operated unmanned and with minimal supervision and maintenance, thus sparing our customers significant labor costs. Our automatic control system can be customized to interface with a water provider’s existing water production control system, often referred to as a Supervisory Control and Data Acquisition, or SCADA, system. Our customers generally do not incur significant costs to modify their well to accommodate our system or to purchase new and expensive monitoring equipment. Our system runs automatically and all its operations can be monitored by us or by our customers from a remote location. In addition, the BasinWater-IX program has an alert function to remotely notify a Basin Water support technician in the event a problem is detected. Our customer call operations are staffed 24 hours a day, 7 days a week with expert service and engineering professionals to ensure that our customers which elect to purchase maintenance and support from us have proper support. Furthermore, as part of our services, if so desired by our customer, we contract on behalf of our customer for the removal of all waste products by a licensed waste removal company. In addition, we also supply salt and replacement resin, which are used in our ion exchange process, to our customers as part of the support and maintenance services we provide.

Our system operates with minimal electrical power, thereby reducing its operational cost for our customers. Many groundwater treatment solutions such as reverse osmosis and electrodialysis reversal use significant amounts of electrical power in order to remove contaminants from groundwater effectively. For example, reverse osmosis requires the application of great force to pump the water through a special membrane which separates contaminants from water. Electrodialysis reversal requires application of a direct current in order to electrochemically remove the contaminants from the water. Alternatively, ion exchange requires the flow of water through resin beds, which does not require a high amount of force to treat water effectively. Our system is installed adjacent to a wellhead and uses the well pump’s pressure to move water through the system for treatment. As a result, our customers are required to provide a minimal amount of electrical power in order to operate our system. In many cases, our customers are able to use existing power facilities to run our system’s electronics, resulting in reduced costs of operating our system, as compared to our competitors’ groundwater treatment solutions.

Our system provides flexibility and scalability to meet water providers’ volume requirements. Groundwater wells pump water at various rates depending on need and season, and as a result, our customers may need a groundwater treatment solution capable of handling various throughput levels. This feature is especially important for water providers who use groundwater wells to meet seasonal water needs for their customers. Our system is offered in multiple configurations capable of producing treated water at a rate ranging from 50 gpm to 12,000 gpm. As a result, we are able to scale our Basin Water system as our customers scale their throughput needs.

Our system has a small footprint and can be deployed rapidly. Traditional groundwater treatment systems typically consist of very large tanks and vessels, which require significant engineering and construction effort and may take up to 24 months to complete. Our system is self-contained, designed for mobility and rapid deployment, and considerably more compact than competing ion exchange systems. Because our system is manufactured from easily obtainable components, we experience few delays due to material shortages, and the assembly phase of a typical system usually takes from one to two weeks. Our engineers and manufacturing team assemble each system in our facilities and then deliver and install the system at the water provider’s well site. The small footprint of our system allows it to be transported easily to our customers’ well sites and to be deployed at well sites where other larger systems would not be feasible.

Our system is offered to our customers with flexible contract and financing structures. We offer customers the flexibility of choosing from different contract and financing structures. Customers can either buy our system or enter into long-term contracts with flexible terms that include monthly cash payments and/or processing charges based on the volume of groundwater treated by the system.

Our Strategy

Our goal is to become the leading provider of groundwater treatment systems and services to water providers throughout the United States, with an initial focus on the Arid West. We expect to achieve these goals through the following strategies:

Target key groundwater contaminants. While our system has the ability to treat groundwater for a wide range of chemical contaminants, we have focused initially on applications treating three key groundwater contaminants: arsenic, nitrate and perchlorate. We believe that these three contaminants have created our most immediate market opportunity for the treatment of groundwater in the Arid West and the rest of the United States because they have received substantial focus and attention of the EPA and state regulatory agencies, media and consumer groups. According to the DHS, our technology was the first full-scale arsenic treatment facility to be permitted for water treatment in California. As of December 31, 2006, we have a total of 75 systems on order or under contract. This includes 41 arsenic treatment systems with an aggregate arsenic removal capacity of approximately 53,000 acre-feet per year, or 17.3 billion gallons per year; it also includes 21 nitrate treatment systems with an aggregate nitrate removal capacity of approximately 33,000 acre-feet per year, or 10.9 billion gallons per year. We also are targeting perchlorate actively in areas surrounding DOD testing sites, where perchlorate groundwater contamination has increasingly become the focus of media attention. As of December 31, 2006, we have 5 perchlorate treatment systems with an aggregate perchlorate removal capacity of approximately 10,000 acre-feet per year, or 3.3 billion gallons per year.

Expand our business throughout the Arid West. We intend to expand our business aggressively throughout the Arid West by continuing to contract with our current customers to address their groundwater treatment needs and expanding our customer base through focused sales and marketing efforts. We believe that we have proven to our customers the accuracy, reliability and cost-effectiveness of our system and that these customers will continue to turn to our system as a treatment solution for additional wells. In addition, these water providers own hundreds of contaminated wells at which our system could be implemented. We plan to capitalize on this significant follow-on opportunity for our solution as these customers seek to treat these additional wells. By leveraging our success with our initial customers, we believe that we will be able to broaden our customer base throughout the Arid West to address the market opportunity with new customers seeking to meet regulatory requirements or to reactivate previously shut-down wells. We have commissioned a third party to compile a detailed database containing thousands of wells in California and other states in the Arid West that have been shut down due to contaminants, including arsenic, nitrate and perchlorate, and plan to target the owners of these wells for marketing our solution.

Extend our geographic reach throughout the United States through the growth of our internal sales force and developing strategic relationships with companies serving and supplying the water industry on a national basis. We intend to extend our geographic reach throughout the United States by developing a national sales and marketing team which currently has nine employees. We are in the process of increasing the size of our sales force to provide the capacity and expertise necessary to develop our business throughout the United States. Our sales force has had recent successes in placing our systems in locations in New Jersey and is targeting other geographic areas within the United States. We have identified and will continue to identify companies servicing and supplying the water industry on a national basis that can provide strategic benefits to the marketing of our groundwater treatment system. As part of this strategy, in December 2005 we entered into a strategic sales and marketing agreement with The Shaw Group, Inc., or Shaw, to market our arsenic treatment system to water providers in various states. Since February 2006, we have also been working with Aqua America, Inc., or Aqua America, regarding potential joint venture opportunities. We believe that by partnering with these types of companies we can efficiently leverage their existing infrastructure to provide our low-cost solutions nationwide.

Maintain and extend our technology position. We have developed an intellectual property portfolio that we believe affords us a strong technology position in our industry. We intend to continue our active research and development efforts to strengthen the competitive position of our groundwater treatment technology through the development of new and improved processes and the filing of additional patent applications. Furthermore, we have developed a proprietary process, which we refer to as the BIONExchange process, for biologically removing and destroying perchlorate load from used ion-exchange resins. This process can also be used to remove and destroy perchlorate from brine resulting from regeneration of the ion-exchange resins. We have patents granted in five European countries and one patent with the USPTO directed to the BIONExchange process. Additionally, we are working on enhancements to our proprietary ion-exchange system and plan to explore other potential treatment applications for our technology. We may also pursue expanding our expertise into other water treatment technologies through acquisition of, or strategic alliance with other companies.

Our Products and Services

Design of System. We have developed a groundwater treatment process using a multiple-bed system design, providing flexibility to meet different volume requirements. The system allows beds to be sequenced in and out of service to optimize performance and offers users a wide range of production rates up to 12,000 gpm. The treatment system uses a small footprint that can be deployed rapidly.

Groundwater is pumped from a well into the drinking water distribution system. To treat contaminated groundwater, the water is first pumped from the wellhead into our system. Our system is comprised of multiple vessels that operate on a parallel process. Once the water is inside the system, a computer sequences the water into one of multiple possible tanks, each of which contains a bed of ion exchange resin. As the water flows through the resin, the contaminants chemically attach to the resin in the ion exchange process. The contaminants remain on the resin while the clean water exits the system and enters the drinking water distribution system. This process continues until the resin inside the bed is saturated with contaminants. The computer then cycles the tank off-stream and pumps into the tank a saturated salt brine solution. The brine reverses the ion exchange process, drawing the contaminants out of the resin. In this way, the resin is regenerated so it can be used again. Individual ion exchange vessels are regenerated and rinsed while the remaining vessels are online producing treated water, thereby minimizing waste and time of treatment. The brine tank contains the waste from the multiple-bed treatment process and is emptied by a certified commercial waste hauler as required and designated by the customer.

Manufacturing and Assembly. We manufacture groundwater treatment systems on a build-to-order basis with a four to six week lead-time. We receive our raw materials from suppliers located in the United States, and we manufacture our system in a 35,000 square foot plant at our headquarters in Rancho Cucamonga, California. Our existing manufacturing facilities can manufacture five systems simultaneously and our current manufacturing plan allows us to process 15 systems a month on a single shift. As of December 31, 2006, six systems were in process.

We assemble our system in our manufacturing facility from components and subassemblies. We have designed our manufacturing operations specifically for low-cost, high quality production and, in conjunction with continual process improvements, we believe we will be able to decrease product development and manufacturing expenses over the next several years. Cost control and quality are managed from the design phase, and we have implemented a formal quality control system, which ensures that all problems are investigated and corrective action is taken, resulting in the elimination of potentially significant re-manufacturing expenses. This involves a close collaboration between manufacturing, service and engineering personnel, as well as our suppliers. Our vessels for our system are built for us on a just-in-time basis so as to minimize the need for storage facilities. Other components of our system are built using predominantly “off-the-shelf” components for which there are generally multiple suppliers.

Permitting and Installation. Our customers must obtain a license and/or permit from a state regulatory agency in order to operate each system that we install at their wellheads. We work with our customers to secure required licenses and permits from state regulatory agencies, including assisting with the completion of the license or permit application and responding to inquiries or requests from these regulators regarding our system.

Each customer installation is designed using our proprietary BasinWater-IX software program. The BasinWater-IX software generally provides the data in a matter of minutes and generates accurate assessments of cost, post-treatment contaminant levels and waste rates, eliminating the need for a pilot test, which can cost more than $100,000 and take up to six months to complete. Our engineers have designed our simulation software to optimize our manufacturing operations by providing information on cost, performance, contaminant levels, disposal waste levels, energy levels and gpm rates of each system within days of receiving water composition data.

Due to the modular design of our system, we can design, build and install our system in four to six weeks, which we believe is significantly shorter than many alternative treatment technologies, which often require years of lead time. Our engineers and manufacturing team assemble a system at our facilities and then deliver and install the system at the owner’s site. We arrange all necessary mechanical, electrical and site work required for the system installation. Once the system has been installed, the system is fully tested and commissioned for delivery of treated groundwater.

We have assembled a team of highly skilled and experienced engineers with significant water industry and groundwater treatment experience. Our engineers and management personnel have backgrounds in providing and managing water assets, process control applications, software applications, instrumentation and control systems, and civil and mechanical engineering.

Operation. Typically our system is installed adjacent to a wellhead. The system uses the well pump’s pressure to move water through the system. The minimal electrical power required to operate our system’s electronics allows our customers to use existing power facilities to operate the system. Our system requires at least one waste brine tank to be placed onsite. The brine tank is connected to a waste line that allows for a contracted waste removal company to remove the brine without entering the well site. During the course of the groundwater treatment process, we do not take ownership of the water or title to the waste generated from the treatment of water. Title to both the water rights and the waste remains with the water provider at all times during this process.

Our system is fully automatic and uses a Program Logic Controller, or PLC, that runs advanced control programs to maximize treatment system performance and reliability while also minimizing waste products. The PLC controls all process equipment and constantly monitors values from process instrumentation and analyzers as well as operator-entered commands and set points and then executes control actions based on these values. An operator interface provides the user with real time information on process performance, as well as a comprehensive trending, reporting, and historical database function. The computer interface allows both our customer’s operators and Basin Water experts to access data such as water pressure, water flow, waste production and water quality. The information allows water providers to gain a deeper understanding of their well water characteristics. Additionally, we use the water information to enhance our BasinWater-IX predictive analysis software and to monitor the system’s usage for billing purposes.

Each of the system operations can be monitored, adjusted or fine-tuned from a remote location, via a password-protected dial-up connection, which enables continual optimization in response to water quality changes. We provide each contaminant removal system with a built-in alarm system that can remotely call for service or shut-down the system in the event of an emergency. Moreover, due to our multiple-bed design, each system has built-in redundancies to allow for continued operations without volume loss in the event of a mechanical problem or routine maintenance. The control system may be configured to interface directly with a customer’s existing control or SCADA system as needed. For our nitrate treatment system, the PLC automatically shuts down the system should any water that exceeds the MCL for nitrate exit the system. Each groundwater treatment system runs automatically, and the system can be monitored remotely. The system alerts a Basin Water service technician in the event of a problem.

Our service technicians assist with the removal of waste products by either a licensed waste removal company or through the customer’s existing waste stream system. Additionally, we arrange for the delivery of operating materials, including salt and replacement resin, to the system and for the maintenance of the system. We include these costs as part of our long-term service contracts with our clients.

Additional Applications. Our system’s scalability and flexibility in addressing different chemical contaminants allow it to be considered as a solution in other industrial applications where the removal of chemical contaminants is important, including deionization and water softening. We are not actively pursuing these opportunities but may explore them if presented to us in the future.

Customers

Our customers typically include utilities, municipalities and other organizations that supply water. In addition, from time to time, we place our system with engineering firms, developers, consultants and other industrial companies. Any water provider having groundwater supplies that are contaminated by one or more targeted chemical contaminants is a potential customer of Basin Water. The first permit to be issued by DHS to one of our customers for operation of our system was issued in 2002. As of December 31, 2006, we had a total of 75 systems on order or under contract with 26 different customers, of which 38 systems are processing water and 16 systems are awaiting regulatory permits, with the remaining 21 systems in various stages of contracting or manufacturing.

The following customers accounted for more than 10% of our revenues in the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Baldy Mesa Water District	30%	*	*
Shaw Environmental, Inc.	17%	11%	*
Arizona American Water Company	*	12%	*
Del Valle Capital Corp.	*	14%	*
Coachella Valley Water District**	*	34%	*
California Water Services Company	*	*	12%
Golden State Water Company	*	*	12%
Earth Tech, Inc.	*	*	18%
Hi-Desert Water District	*	*	27%

Totals	47%	71%	69%

*	Indicates a less than 10% customer during such period.
**	We are parties to an arrangement pursuant to which Shaw provided site work, bonding and other services to Coachella Valley Water District.

As of December 31, 2006, our revenues backlog was $91.9 million, an increase of $14.9 million, or 19%, compared to our revenues backlog of $77.0 million at December 31, 2005.

Competition

We believe that the groundwater treatment industry has substantial barriers to entry. The EPA has reviewed and accepted certain well-established technologies for use in drinking water applications and designated them as best available technology. Ion exchange technology has already been designated as a “best available technology”

by the EPA and the DHS. In order to introduce a new technology that is not designated by the EPA or other regulatory agencies as best available technology in the treatment of groundwater for drinking water applications, the technology must first undergo rigorous testing which often takes years, in order to assure that it produces drinking water that will not harm humans under any set of conditions. In addition to this testing, state regulatory agencies may also require independent approval of any such new technology.

In addition to the barriers involved in introducing new non-best available technology into drinking water applications, water providers may be hesitant to do business with companies which are not established or have existing operations in the groundwater treatment industry. For example, in California, permits to operate water treatment systems are issued from the DHS directly to the water provider, not to the company supplying the treatment system. Water providers may be reluctant to support a new technology in obtaining its permit when other technologies have already been approved by state regulatory agencies in the past.

Furthermore, there are significant barriers to entry even for companies relying on ion exchange technology. There are a large number of established and well-capitalized companies that already implement ion exchange technology in their solutions, and many of these large companies have strong and longstanding relationships with water providers. We believe these relationships are critical in establishing credibility and in maintaining steady business. In our experience, water providers rarely change vendors for a water treatment solution once they have entered into long-term contracts. Water services providers, such as Veolia Water, indicate that they have a 97% renewal rate on their long-term municipal contracts. We have a significant number of relationships, including with some of the largest utilities in the Arid West.

In order for a new company that is using ion-exchange technology in groundwater treatment to succeed, it will need to distinguish itself from the other well-established companies in this industry. One of the most important distinguishing factors is having superior technology that provides a more cost-effective treatment solution. The operating cost of an ion-exchange unit is directly proportional to the amount of waste it produces. The lower the waste, the lower the operating costs and the more cost-effective the treatment solution. Conventional ion-exchange technologies were not viable for many treatment opportunities due to their high waste rates. We provide a water treatment solution with waste rates significantly lower than our competitors, allowing for lower operational costs.

Historically, groundwater treatment solutions required long lead times from purchase to implementation and have been complex for water providers to operate. These treatment solutions were often designed for industrial applications, which due to the general abundance of space at a large manufacturing facility, did not require systems to be contained compactly and efficiently in a small footprint. As a result, we believe competing groundwater treatment solutions have not provided for cost-effective, reliable removal of groundwater contaminants from municipal groundwater sources at the wellhead. These well locations generally are located in populated areas where there is limited space for a treatment facility. We provide a compact solution with a small footprint that operates at the wellhead.

Finally, another factor of competitiveness in our industry is the capital cost involved to implement a system. Customarily, ion-exchange system vendors would sell equipment and not provide for other methods of obtaining the system. By providing alternative methods of financing its system, a company can expand its potential customer base significantly. We allow customers to either buy the system or to enter into a long-term operating contract pursuant to which ownership is retained by us. In some of these situations, we have obtained third party financing of the system for our customer.

Our competition varies according to the contaminant being removed. With respect to arsenic removal, our primary competitors are USFilter, Severn Trent, Calgon Carbon, Layne Christensen and other consulting engineers that design and construct large central facilities. With respect to nitrate removal, our primary competitors are Calgon Carbon, USFilter, Hungerford & Terry and Rohm & Haas, which licenses technology to various companies such as Layne Christensen. With respect to perchlorate removal, our primary competitors are USFilter and Calgon Carbon.

Many of our current and potential competitors have technical and financial resources, marketing and service organizations, and market expertise significantly greater than ours. However, we believe that we compete favorably based on the strength of our technology and our significant relationships with water providers. In addition, we believe we also compete favorably based on lower operational costs, lower waste production, range of contaminants that can be treated, compact system design, smaller footprint, shorter time to market, flexibility in financing options, operational experience, greater treatment design expertise, ease of operation and enhanced customer service.

Sales and Marketing

We market our system through a direct sales force, independent contractors and strategic partners. Members of our management team leverage their numerous business contacts to capitalize on opportunities to sell our system and services to water providers. In 2006, changes in MCLs, especially arsenic, are causing water providers to seek solutions such as ours to assist in their efforts to keep their groundwater supplies in compliance with regulatory standards. As a result, we periodically receive inquiries and are asked for referrals about our system. In addition, our existing client base refers our services to other water providers.

Our sales representatives currently focus on the Arid West. We have an established sales and service office at our Rancho Cucamonga facility in Southern California as well as outside Phoenix, Arizona. Some of our sales representatives work remotely and are provided marketing and technical assistance from our two offices.

We have established a strategic sales and marketing agreement with Shaw to expand nationally in the arsenic market on the terms described below. We also intend to expand our United States geographic reach through other strategic relationships in the national groundwater treatment market for nitrate and perchlorate as well as to build and use our own growing direct sales force and independent contractor relationships for this effort. We expect our sales team to use their expertise and contacts in the water treatment industry to develop and manage our relationships with customers and our strategic partners.

Shaw Agreement

Shaw is a national consulting, engineering, construction, remediation and environmental services company with over $3.0 billion in annual revenues and with established relationships with water providers across the United States. Pursuant to the Shaw agreement, we have granted Shaw the exclusive right to sell our arsenic treatment systems in the states of Idaho, Oregon, Washington, Alaska, Texas, Arkansas, Wisconsin, Minnesota, Michigan, Illinois, Pennsylvania, New Jersey, New York, Massachusetts, Maine, Vermont, New Hampshire and Connecticut. In addition to sale revenues, we will receive a portion of the recurring contract revenue on each system placed by Shaw in these states. Also, if Shaw opts not to bid on a project in these states, and we obtain the sale by bidding directly, we must pay a fee to Shaw in connection with such sale and a portion of the recurring contract revenues from such project.

The initial term of the agreement is two years, and in order to maintain exclusivity in any state, Shaw must achieve at least $2.0 million in sales in that state in the first year of the contract term. Shaw met the minimum sales requirement during the first twelve months of the contract to maintain exclusivity in two states. Shaw has the option to extend the term of the agreement for an additional two years after the initial term, provided that the total sales of systems under the agreement exceed $19.0 million in the year preceding termination of the agreement. The agreement may be terminated upon mutual written consent of both us and Shaw, and it also may be terminated by either party if the other party breaches the agreement or upon the occurrence of certain insolvency events. We agree to sell Shaw our systems at a discount during the term of the agreement and for one year thereafter.

We and Shaw agree to cooperate in placing our system with potential customers, including identifying placement opportunities, providing access to research and development and sales representatives, providing technical support (at cost plus a markup for overhead and profit) and providing referrals regarding queries for arsenic remediation. We also provide a warranty to Shaw regarding our system for one year from the date of installation and acceptance.

Pursuant to our December, 2005 binding commitment letter with Shaw, Shaw committed to purchase a total of $5.0 million of our groundwater treatment systems prior to December 31, 2006. In 2005, we granted to Shaw a warrant to purchase 300,000 shares of our common stock at an exercise price of $7.00 per share in connection with its purchase of our groundwater treatment systems. One-fifth of the shares subject to this warrant will vest upon each $1.0 million of our groundwater treatment systems paid for by Shaw. As of December 31, 2006, no shares had vested under the Shaw warrant. The warrant may be exercised for five years after the date of grant. We recognized revenues of $2.9 million and $1.6 million during 2006 and 2005, respectively, pursuant to the Shaw agreement, which were offset by approximately $0.3 million and $0.2 million during 2006 and 2005, respectively, attributable to the fair value of the warrants we granted to Shaw.

Government Regulation

Our clients are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials and also are subject to other federal and state laws regarding health and safety matters. Under the contracts with our clients, we assist our clients in meeting these regulations and obtaining any required permits and/or licenses in order to implement our system. These laws and regulations are evolving constantly, and it is difficult to predict the effect these laws and regulations may have on us or our clients in the future.

In the United States, many different federal, state and local laws and regulations govern the treatment and distribution of contaminated groundwater and disposal of attendant wastes. Changes in such laws and regulations could have a material adverse effect on our business. The increased interest in the treatment of contaminated groundwater due to increased media attention on the adverse health effects from contaminated drinking water may result in intervention by governmental regulatory agencies in the United States or elsewhere under existing or newly enacted legislation and in the imposition of restrictions, fees or charges on users and providers of products and services in this area. Conversely, the failure of the EPA or state regulatory agencies to act on a timely basis to set interim or permanent standards for pollutants, or to delay effective dates for standards for pollutants, grant waivers of compliance with such standards or take other discretionary actions not to enforce these standards, may decrease demand for our system and services and thus harm our business significantly.

Each groundwater treatment solution, including our contaminant treatment system, must be permitted by applicable state regulatory agencies prior to use of such systems by our customers. Typically, our customers apply for a permit from the applicable state regulatory agency to use our system, and we assist our customers in completion of the permit application process. The application process for our system is time consuming and often involves several information requests to our customers by the regulatory agencies with respect to our system.

Furthermore, we cannot predict the impact of changing drinking water standards on the approval of our technology for groundwater treatment. The MCLs for contaminants are subject to review and revision by the EPA and applicable state regulatory agencies. The MCLs may be changed to levels below that which our system can treat on a cost-effective basis, and if we are unable to design a system that removes contaminants below the designated MCL, then the state regulatory agencies will fail to approve our system. Without regulatory approval, our system could not be used by our customers, and we would be required to develop technology that meets any revised MCLs. To the extent we cannot, sales of our system will suffer.

Although our customers retain title to the brine waste generated by our system, we facilitate the removal of the waste with a licensed waste disposal service and in some cases contract directly with the waste transporter on behalf of our customer. As such, we may become subject to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA. CERCLA, which is also known as

Superfund, addresses problems created by the release or threatened release of hazardous substances (as defined in CERCLA) into the environment. CERCLA imposes strict, joint and several liability for remediation of certain disposal sites on: current owners and operators of the site, on former site owners and operators at the time of disposal, on parties who arranged for disposal or treatment or arranged for transportation for disposal or treatment of hazardous substances at the site, and on parties that transport hazardous substances to a site. Because CERCLA liability is joint and several, the costs of a CERCLA cleanup can be substantial. Because liability under CERCLA is strict, it is not premised upon the violation of any law, statute, rule or regulation but is rather based upon a party’s status as an owner, operator, transporter or arranger (as those terms are described above). Such liability can therefore be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of any one of the more than 700 “hazardous substances” listed by the EPA, even in small amounts.

Research and Development

Our research and development activities primarily consist of the design and evaluation of experimental ion exchange processes and groundwater treatment systems for the removal of various contaminants. We believe we spend a significant amount of resources on research and development as compared to many of our competitors. Through our research and development activities, we have developed an intellectual property portfolio that we believe affords us a strong technology position in our industry. We intend to continue our active research and development efforts to strengthen the position of our groundwater treatment technology through the development of new and improved processes and the filing of additional patent applications. The principal goals of our research program are maintaining our position as a technological leader in solving customers’ problems with our system, services and equipment, and developing new products and services. We may also pursue expanding our expertise into other water treatment technologies through acquisition of, or strategic alliance with other companies.

As part of our research and development, we have developed a technology for biologically removing and destroying perchlorate load from used ion-exchange resins and alternatively from perchlorate-laden ion exchange resin regeneration brines. This technology combines biological and ion exchange treatment in an innovative method which has not been used in the past. We have patents granted in five European countries directed to the BIONExchange process. Additionally, we have a patent granted by the USPTO, which is directed to a process for the removal of perchlorate. We also have contracted with the East Valley Water District to install a full-scale perchlorate removal system which will utilize this technology pending permitting by DHS. Once the process receives an operating permit by DHS, we plan to market this technology more extensively within the next 12 months.

We have a sponsored research arrangement with the University of Nevada, Las Vegas, or UNLV, under which they are researching and testing certain aspects related to the regeneration of exchange resins that may be useful in the BIONExchange process. Any intellectual property developed by us under the agreement will be owned by us, any intellectual property developed by UNLV under the agreement will be owned by UNLV and intellectual property developed jointly will be jointly owned by the parties. We have an option to acquire intellectual property not solely owned by us, and we paid $0.1 million to UNLV in both 2006 and 2005. There were no payments to UNLV in 2004. Research and development expenses were $0.6 million, $0.7 million and $0.3 million in 2006, 2005 and 2004, respectively.

Intellectual Property

Our intellectual property is the result of many years of research and development efforts. We have pursued a broad strategy of protecting our intellectual property, including seeking patent protection, safeguarding trade secrets, registering trademarks and using non-disclosure and other contractual agreements to protect other intellectual property rights.

We have developed what we believe to be an innovative process design that significantly improves the economics of using ion exchange for groundwater treatment. We have two issued United States patents directed to a system and process for the removal of arsenic, one issued United States patent directed to a process for the removal of nitrate, and one United States patent directed to a process for the removal of perchlorate. We also have granted patents in five European countries directed to our BIONExchange process, a proprietary process for biologically removing and destroying perchlorate load from used ion exchange resins and alternatively from perchlorate-laden ion exchange resin regeneration brines. We expect to be issued a number of patents directed to processes and systems for the removal of other contaminants. We currently are developing technology related to the removal of chromium VI and uranium and destruction of perchlorate and reuse of ion exchange resins, for which we plan to seek patent protection.

In addition, we hold six pending United States patent applications and nine pending foreign patent applications on various aspects of our treatment processes. Our patents and patent applications as a group are related to ion exchange and the treatment of one or more of the following contaminants:

•	Arsenic

•	Chromium VI

•	Fluoride

•	Nitrate

•	Perchlorate

•	Selenium

•	Sulfate

We employ the Basin-IX software program for the operation of our system. We also use this software program for the design of our system to determine the most efficient operating parameters for our system based upon the contaminant profile of the water source being treated.

We own pending trademark applications in the United States for Basin Water® and Basin Water IX™.

As part of our business procedures, we typically enter into confidentiality and invention assignment agreements, or have confidentiality provisions in any agreements, with our employees, independent contractors and consultants, and non-disclosure agreements with our customers, partners, independent contractors and consultants.

Employees

As of December 31, 2006, we employed 65 full-time and no part-time employees. None of our employees are represented by a collective bargaining agreement. There are no pending labor-related legal actions against us filed with any state or federal agency. We believe our employee relations are good.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a limited operating history, have incurred significant operating losses in our first few years of operation and have not consistently achieved profitability on an annual basis

We have a limited operating history and limited revenues derived from our operations. We began our business operations in December 1999 and did not generate our first revenues until 2002. Our revenues grew from $4.3 million in 2004 to $12.2 million in 2005 and $17.1 million in 2006. We have incurred significant net losses attributable to common stockholders since our inception, including net losses of $1.3 million in 2003, $0.6 million in 2004 and $11.2 million in 2006. Our net loss in 2006 resulted in part from reserves we recorded in connection with certain of our contracts which have ongoing operating costs in excess of our contract revenues. We may not be successful in renegotiating these contracts, and as a result, our losses relating to these contracts may continue longer than we expect. At December 31, 2006, we had an accumulated deficit of $15.3 million.

Our operations prior to 2006 primarily focused on development of our technology and groundwater treatment system, building our sales and marketing capabilities, commencing the commercial launch of our system and developing and maintaining customer relationships. In addition, our ability to sell our systems and services depends on, among other things, the level of demand for contaminated groundwater treatment which is an evolving market. Even if we do achieve significant revenues from our business operations, increased operating expenses associated with any expansion of our business may result in future operating losses in the near term as we, among other things:

•	seek to acquire new customers;

•	expand geographically beyond the Arid West;

•	make significant capital expenditures to support our ability to provide services under our recurring revenue contracts;

•	expand our internal sales force and develop strategic relationships with companies serving the water industry on a national basis;

•	fund development costs for our system and technology; and

•	incur increased general and administrative expenses as our company grows, including increased costs as a result of becoming a public company.

As a result of these and other factors, we may not achieve, sustain or increase our profitability on an ongoing basis.

Our future operating results will likely fluctuate significantly from period to period.

We expect our future revenues and operating results to fluctuate significantly from period to period due to a number of factors, including:

•	customer budgets or commitments for our groundwater treatment system and/or services;

•	the effectiveness of our new and expanding internal sales and marketing organization;

•	demand for our system and/or services;

•	our ability to develop and market new and enhanced technology, including our proprietary ion exchange technology;

•	product and price competition in our market;

•	length of our sales cycle;

•	general economic conditions; and

•	ability to control our costs, including labor and the cost of materials to build our system.

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

We have grown rapidly, with our revenues increasing from $4.3 million in 2004 to $12.2 million in 2005 and $17.1 million in 2006, and the number of our employees increasing from 29 as of December 31, 2004 to 44 as of December 31, 2005 and 65 as of December 31, 2006. We expect to continue to expand significantly our management, research and development, marketing and sales, testing, quality control, engineering functions, customer service and support operations as well as financial and accounting controls. This expansion has placed, and will continue to place, significant strain on our management and administrative, operational, technical and financial infrastructure. If our management is unable to manage growth effectively, the quality of our field services, our ability to attract and retain key personnel, and our business or prospects could be harmed significantly. To manage growth effectively, we must:

•	continue to expand our manufacturing capacity;

•	increase the size of and continually monitor our field service support capability;

•	meet the demands placed on us by our customers;

•	continue to enhance our operations and financial and management systems;

•	maintain and improve effective internal control over financial reporting and disclosure controls and procedures; and

•	expand, train and manage our employee base.

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

Our financial success will depend in part on the efforts of strategic partners we may work with in the future.

In December 2005, we entered into a strategic sales and marketing agreement with Shaw to market our arsenic treatment systems on an exclusive basis to water providers in various states. We may enter into other such strategic relationships with other companies focused on the water industry on a national basis. Our financial success and our anticipated growth will depend in part on the efforts of these strategic partners in marketing and selling our groundwater treatment systems. If Shaw or any other strategic partners fail to perform satisfactorily under their respective agreements with us, or if we fail to maintain these relationships or establish new relationships as required, then sales of our systems will likely suffer. In addition, our revenues may not grow as anticipated, and we could be subject to unexpected costs which could harm our operating results and financial condition significantly. To date, our revenues under the agreement with Shaw have been less than were anticipated.

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

Our future success also will depend, in large part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees, particularly qualified sales, marketing and engineering personnel. As of December 31, 2006, we had 65 employees. Although we have expanded our sales force somewhat, we have a limited number of sales and marketing employees and consultants, as well as service employees who monitor our installed systems. We may not succeed in identifying, attracting and retaining individuals who qualify for these positions. Further, competitors and other companies may attempt to recruit our employees or our prospective employees. If we are unable to hire and retain adequate staffing levels, we may not be able to increase sales of our systems or services or adequately support our installed systems, which could harm our business and prospects.

Our future success also depends on the experience and expertise of Peter Jensen, our CEO, whose talents, efforts and relationships within the water industry have been, and continue to be, critical to our success. We have an employment agreement with Mr. Jensen that provides for “at will” employment. However, we cannot prevent Mr. Jensen from leaving our employ if he chooses to do so. We do not currently carry “key man” insurance upon the life of Mr. Jensen or the lives of any of our employees or officers. The loss of Mr. Jensen’s services and access to his abilities and relationships could adversely affect our ability to maintain or increase our customer base and could harm our operating results and prospects significantly.

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

As of December 31, 2006, we had 26 customers. Our top two customers collectively, accounted for 47% of our revenues during 2006 and typically have more than one contract with us for services provided to different wells. Our customers, including these top two customers, may, upon the occurrence of certain circumstances, elect to terminate their contracts with us prior to their expiration and seek services from our competitors. In addition, upon the expiration of these contracts, our customers may decide not to renew such contracts with us. If we were to lose one or more of these significant customers for any reason, our revenues would decline significantly and our business, operating results and prospects would suffer.

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

If we fail to develop or enhance our system and services to satisfy evolving customer demands, our business, operating results, financial condition and prospects will be harmed significantly. The market for groundwater treatment is characterized by changing technologies, periodic new product introductions and evolving customer and industry standards. For instance, competitors in the groundwater treatment industry are continuously searching for methods of water treatment that are more cost-effective and more efficient. Our current and prospective customers may choose groundwater treatment solutions and/or services that are offered at a lower price than our system and/or services. To achieve market acceptance for our system and services, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. This may cause us to pursue other technologies or capabilities through acquisitions or strategic alliances. Our customers may require us to provide water treatment solutions for many different contaminants or higher volumes of water or to decrease the presence of contaminants well below an applicable MCL. We also may experience design, engineering and other difficulties that could delay or prevent the development, introduction or marketing of any modifications to our system or our new services. Our failure to develop successfully and offer a system or services that satisfy customer requirements would significantly weaken demand for our system or services, which would likely cause a decrease in our revenues and harm our operating results. In addition, if our competitors introduce solutions and/or services based on new or alternative water treatment technologies, our existing and future system and/or services could become obsolete, which would also weaken demand for our system or services, thereby decreasing our revenues and harming our operating results.

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

Our groundwater treatment system and services utilize a variety of proprietary rights that are important to our competitive position and success. Because the intellectual property associated with our technology is evolving and rapidly changing, our current intellectual property rights may not protect us adequately. We rely on a combination of patents, trademarks, trade secrets and contractual restrictions to protect the intellectual property we use in our business. In addition, we generally enter into confidentiality or license agreements, or have confidentiality provisions in agreements, with our employees, consultants, strategic partners and customers and control access to, and distribution of, our technology, documentation and other proprietary information. We have filed six pending patent applications with the USPTO and hold four issued United States patents. We have filed nine patent applications in key foreign jurisdictions around the world and hold five granted foreign patents on various aspects of our treatment system process. These pending patent applications may not be granted or, if granted, the resulting patent may be challenged or invalidated by our competitors or by other third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property. In addition, monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain the steps we have taken to protect our intellectual property will prevent unauthorized use of it.

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

Our technology relies primarily on the ion exchange process, which ultimately generates a byproduct known as brine waste. Our customers will be required to dispose of any waste materials or byproducts from our treatment process in a manner mandated by the EPA or state regulatory agencies. The EPA or state regulatory agencies may consider these or other byproducts of the ion exchange process to be hazardous, and in such cases, our customers will be subject to additional requirements relating to the treatment, storage, disposal and transportation of hazardous substances. Though our customers take title to all such brine waste, together with all other byproducts of the ion exchange technology process, we generally contract with third parties to secure waste disposal services on our customers’ behalf. We cannot predict whether any new laws, statutes, ordinances, rules or regulations will be enacted that may require significant modification to our system or our services, which may weaken demand for our system or services and harm our business significantly.

In addition, we cannot predict whether any third party will assert against us any claims for violations of any federal, state or local statute, ordinance, law, rule or regulation relating to hazardous or toxic substances in connection with the brine waste or groundwater treatment process or as a result of any actions of the third-party waste disposal services with whom we contract on behalf of our customers. Furthermore, CERCLA and analogous state laws provide for the remediation of certain contaminated facilities and impose strict, joint and several liability for remediation costs on current and former owners or operators of a facility at which there has been a release or a threatened release of a “hazardous substance.” This liability is also imposed on persons who arrange for the disposal or transportation of such substances, and on those who transport such substances to the facility. Hundreds of substances are defined as “hazardous” under CERCLA and analogous state laws and their presence, even in small amounts, can result in substantial liability. The expense of conducting a cleanup can be significant. The actual costs for these liabilities could be significantly greater than the amounts that we might be required to accrue on our financial statements from time to time. In addition to the costs of complying with environmental regulations, we may incur costs to defend against litigation brought by government agencies and private parties. As a result, we may be required to pay fines if we are found to have violated these environmental laws. We may in the future be a defendant in lawsuits brought by governmental agencies and private parties who assert claims alleging environmental damage, natural resource damages, personal injury, property damage and/or violations of permits and licenses by us. If such claims are asserted against us, and if we do not prevail in defending such claims, we may be required to pay significant damages, causing our financial condition to suffer. Even if we successfully defend against such claims, we may devote significant time and resources to litigation, which would likely prevent us from maintaining or increasing our customer base and business.

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

Also, we cannot predict the impact of changing drinking water standards on the approval of our technology for groundwater treatment. Our system currently treats groundwater so that it meets the MCL for several different contaminants. MCLs are set by the EPA and/or state regulatory agencies that regulate drinking water contaminants. However, the MCL for any contaminant is subject to review and revision by the EPA or state regulatory agencies. MCLs may be changed to levels below that which our system can treat, resulting in state regulatory agencies failing to approve our system. Without regulatory approval, our system could not be used by our customers, and we may be required to develop technology that meets any revised MCLs, and to the extent we cannot do so, sales of our system will suffer. The development of such technology may require increased expenditures, and during this development, we could be delayed in selling our system, which would cause our revenues to decline, thus harming our operating results significantly.

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

We operate in a competitive market, and if we are unable to compete effectively, our business, operating results and prospects could suffer.

The market environment in which we operate is very dynamic and is characterized by evolving standards, the development of new technology, regulations which continually reduce the acceptable levels for contaminants and affect the means, methods and costs of disposing of wastes derived from groundwater treatment. Though barriers to entry in this market are high, we expect that competition from existing market participants will intensify in the future. We believe that in such a rapidly changing market, key competitive factors include:

•	development and use of technology;

•	effectiveness of treatment and brine waste disposal methods;

•	changing requirements of the EPA or state regulatory agencies; and

•	the availability of capital to meet evolving customer needs and requirements for the treatment of contaminated water.

We compete with large groundwater treatment companies, such as Severn Trent PLC and USFilter Corporation, a subsidiary of Siemens AG. Our competition varies according to the contaminant being removed. Many of our current and potential competitors have technical and financial resources, marketing and service organizations, and market expertise significantly greater than ours. Many of our competitors also have longer operating histories, greater name recognition and larger customer bases. Moreover, our competitors may forecast the course of market developments more accurately and could in the future develop new technologies that compete with our system and/or services or even render our system and/or services obsolete. Due to the evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further increasing competition. These competitors may be able to reduce our market share by adopting more aggressive pricing policies than we can or by developing technology and services that gain wider market acceptance than our system and/or services. Existing and potential competitors also may develop relationships with distributors of our system and services or third parties with whom we have strategic relationships in a manner that could harm our ability to sell, market and develop our system and services significantly. If we do not compete successfully we may never achieve significant market penetration and we may be unable to maintain or increase our business or revenues, causing our operating results and prospects to suffer.

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

Our indebtedness that is currently outstanding under our $2.0 million note to Aqua America, which we refer to as our Aqua Note, contains a number of significant covenants. These covenants limit our ability to, among other things, do the following:

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

The Financial Accounting Standards Board, or FASB, has adopted a new accounting pronouncement requiring the recording of expense for the fair value of stock options granted. As a result, effective January 1, 2006, we have changed our accounting policy to record expense for the fair value of stock options granted and our operating expenses have increased. We rely on stock options to motivate current employees and attract new employees. As a result of the requirement to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. However, if we do not reduce our reliance on stock options, our reported net loss may increase or our reported net income may decrease.

We have also applied the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to warrants issued to lenders and other third parties including Cross Atlantic Partners, Aqua America and BWCA. The fair value of these warrants is expensed over the period of the related agreements, as appropriate. As a result, we recognized expense in 2005 and 2006, and will recognize expense during future periods for a substantial portion of the fair value of these warrants, which affects our interest expense or selling, general and administrative expense, depending upon the nature of the underlying transaction. Early repayment of any indebtedness related to these warrants or early completion of the other agreements under which the warrants were issued will accelerate the recognition of this expense.

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

We have incurred and expect to incur substantial expenses relating to the remediation of the material weaknesses in our internal control over financial reporting. Our accounting and financial reporting functions may not have, or may be unable to maintain, adequate resources to ensure that we will not have any future significant deficiencies or material weaknesses in our system of internal control over financial reporting. The effectiveness of our internal control over financial reporting may in the future be limited by a variety of factors including:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our corporate headquarters are located in Rancho Cucamonga, California where we occupy approximately 35,000 square feet under a lease expiring on March 31, 2011 at an initial annual cost of approximately $228,000 with annual escalations. Our annual rent in 2006 was $238,000. Of the 35,000 square feet under lease, approximately 5,000 square feet comprise our headquarters office space and approximately 30,000 square feet comprise our engineering and manufacturing facility. We have an option to extend the lease for an additional three years. We also lease additional office space in Rancho Cucamonga, California where we occupy approximately 800 square feet for finance and administration. This space is occupied under a month to month lease.

We also lease warehouse and office space in Pasadena, California and outside Phoenix, Arizona, respectively.

We believe that our existing office space will not be adequate for our needs through the end of the term of the lease agreements. We intend to lease additional office space to accommodate our growth. When our leases expire, we may exercise our renewal options or seek additional or alternate space for our operations, and we believe that suitable additional or alternative space will be readily available in the future at commercially reasonable terms.

Property, Plant and Equipment

Property, plant and equipment, net of accumulated depreciation, was as follows as of December 31, 2006 (in thousands):

Water treatment facilities	$7,945
Office furniture and equipment	423
Vehicles	206
Software and other	186
Machinery and equipment	95
Construction in progress	4,766

13,621
Less: accumulated depreciation	1,394

Property, plant and equipment, net	$12,227

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may, however, become subject to lawsuits in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table shows the range of market prices of Basin Water’s common stock since its initial public offering in May 2006. Our common stock is traded on the Nasdaq Global Market under the symbol “BWTR”. There were 3,733 stockholders of record as of March 26, 2007.

	Stock Price Range
	High	Low
Period from initial public offering to December 31, 2006
May 11, 2006- June 30, 2006	$17.50	$8.66
Third Quarter 2006	$10.50	$6.88
Fourth Quarter 2006	$9.86	$6.28

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain all future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our $2.0 million Aqua Note restricts us from paying any dividends to our stockholders. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investments, if any. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions and such other factors as our board of directors deems relevant.

Recent Repurchases of Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share data)
Statement of Operations Data:
Revenues	$17,114	$12,231	$4,307	$2,095	$210
Cost of revenues	20,106	7,130	2,562	1,567	146

Gross profit (loss)	(2,992)	5,101	1,745	528	64
Research and development expense	634	651	316	261	161
Selling, general and administrative expense	6,827	3,334	1,765	1,511	952

Income (loss) from operations	(10,453)	1,116	(336)	(1,244)	(1,049)
Other income (expense)	(714)	(553)	(220)	(64)	8

Income (loss) before income taxes	(11,167)	563	(556)	(1,308)	(1,041)
Income tax provision (benefit)	—	—	—	—	—

Net income (loss)	$(11,167)	$563	$(556)	$(1,308)	$(1,041)

Net income (loss) per share:
Basic	$(0.70)	$0.06	$(0.06)	$(0.14)	$(0.11)
Diluted	$(0.70)	$0.04	$(0.06)	$(0.14)	$(0.11)
Weighted average common shares outstanding:
Basic	16,048	9,924	9,586	9,507	9,421
Diluted	16,048	12,849	9,586	9,507	9,421

	Year Ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$54,567	$2,724	$1,704	$356	$1,184
Total assets	$90,052	$23,798	$11,723	$6,582	$3,558
Total long-term liabilities	$2,825	$7,357	$4,264	$2,103	$181
Redeemable convertible preferred stock	$—	$8,779	$8,183	$4,990	$3,771
Stockholders’ equity (deficiency)	$79,737	$3,809	$(2,290)	$(1,870)	$(1,085)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Forward Looking Statements” elsewhere in this Annual Report on Form 10-K. As a result of many factors, such as those set forth under “Item 1A.Risk Factors”, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

We design, build and implement systems for the treatment of contaminated groundwater. We were initially incorporated in December 1999 and during our first two years of operations primarily focused on the development of our groundwater treatment system. The first permit to be issued by the California Department of Health Services, or DHS, to one of our customers for the operation of our system was issued in 2002. We currently have 75 systems on order or under contract in California, Arizona and New Jersey with an aggregate installed capacity of approximately 105,000 acre-feet per year, or approximately 94.2 billion gallons per year.

We market our system primarily to water providers through our network of Basin Water sales representatives and third-party sales representatives, primarily in the Arid West, as well as through strategic relationships. Our customers include American Water, Aqua America, California Water Service Group and American States Water Company, four of the largest investor-owned water utilities in the United States based on population served

As a manufacturer of groundwater treatment systems, our operations necessitate a significant investment in receivables and property and require significant working capital. In the case of sales of groundwater treatment systems, we must expend all of the costs to build and deliver our system to the customer, and we receive payment for the system primarily when the delivery is completed and the system has been placed into service. For systems that we deliver to customers under our long-term contract arrangements, we must incur the costs to build and deliver our groundwater treatment system, and we receive payment over a typical period of five or more years.

In May 2006, we completed our initial public offering which resulted in the issuance of 6,900,000 shares of our common stock at a price of $12.00 per share for net proceeds of approximately $75.2 million.

Outlook

We believe that the following trends and uncertainties may impact our revenues, income, liquidity and cash flows:

•

The success of our internal marketing and sales organization in developing new customers and placing our groundwater treatment systems through sales or long-term contracts, which would increase our revenues;

•

Our success in placing our groundwater treatment systems throughout the nation pursuant to strategic relationships and expansion of our marketing and sales organization, which would increase our revenues and may decrease our customer concentration and associated risk;

•	Increasing public awareness of the effects of groundwater contamination, which will likely increase demand for our groundwater treatment systems;

•

Increasing federal government regulation with respect to drinking water standards, including the EPA’s 2006 reduction in the groundwater arsenic MCL standard from 50 ppb to 10 ppb, which will likely increase demand for our arsenic treatment systems;

•

Increasing state governmental regulation with respect to drinking water standards, including California’s recent setting of the MCL for perchlorate at 6 ppb and Massachusetts’ proposed MCL of 2 ppb for perchlorate, which will likely increase demand for our perchlorate treatment systems;

•	The increase in demand for placement of our systems through long-term contracts rather than sales, which will likely require higher capital expenditures and adversely affect our liquidity;

•	Continued expansion of our workforce resulting in increased expenses but also supporting our growth; and

•	Increased utilization and productivity of our personnel, which we anticipate will positively impact our gross profit under our contract revenues.

Financial Operations Review

We evaluate our business using a variety of key financial measures:

Revenues

Our revenues tend to vary from period to period, because customers can choose between purchasing our groundwater treatment systems and entering into long-term contract arrangements for our groundwater treatment systems. If a customer chooses to purchase a system, we recognize revenues over a much shorter period of time, generally within one or two quarters, than we would recognize for the same system if the customer chose a long-term contract arrangement for the system. Thus, our revenues will tend to be higher in periods in which we sell rather than place our systems under long-term contracts.

Sales

For groundwater treatment systems sold to customers, which are sold under fixed-price contracts, we recognize revenues using the percentage-of-completion method. This method takes into account the cost, estimated earnings and revenues to date on systems not yet completed. This method is used because management considers total cost to be the best available method of measuring progress on systems sold to customers. In general, financial statements based on the percentage-of-completion method present the economic substance of production-type activities more clearly than the completed-contract method, and present the relationships between sales, cost of sales and related period costs more accurately. Because of inherent uncertainties in estimating costs, estimates used may change in the near term. Such estimates are adjusted under the cumulative-catch-up method. Unless contractually agreed to otherwise, the sales contract is deemed to be substantially complete when the groundwater treatment system has been physically completed and a performance test has been passed.

Contract Revenues

Our recurring contract revenues are generated from two sources. The first source of recurring contract revenues is from long-term contracts under which we install our system at the customer’s site and treat the customer’s groundwater. We retain ownership of the installed system. Under this contract, we recognize monthly revenues, on a straight-line basis over the life of the contract, which represents a return of the capital value of the installed system. The amount of this fixed monthly revenue is based on both the capacity of the system and the type of contaminant(s) being treated. The straight-line method best reflects the value of having the system’s capacity available to the customer at all times and is similar to the method used for calculating depreciation.

The second source of recurring revenues is from long-term contracts for the treatment of the water produced from installed treatment systems, which we also refer to as service revenues. Service revenues are recognized based on the actual volume of water treated each month. Such water-treatment revenues bear a direct relationship to the variable costs for the purchase and delivery of salt and resin used in the system, the removal of waste and the cost to maintain and service the system. This revenue stream is generated both by systems that were purchased by our customers and by systems in which we retain ownership and recognize revenue for the monthly capital component.

Under each of the long-term contracts, the customer is obligated to pay us for the treatment of its water—not for specific hours worked, supplies purchased or waste-hauls provided. Certain of our long-term contracts allow us to recover increased operating costs, including costs for salt, resin and removal of waste. Most of our contracts entered into prior to 2005 do not have such provisions.

Under the criteria set forth in EITF 00-21, we have determined that the multiple deliverables of each of our long-term contracts specifically, the capital component and the volume related service charge, qualify for separate accounting treatment. The three criteria required for separate accounting treatment are: 1) that each deliverable has a standalone value to the customer, 2) that there is objective and reliable evidence of fair value of each deliverable and 3) that there are no general refund rights for the deliverables.

In the case of contracts under which we own the system, the customer is obligated to pay us the fixed capital component of the system on a monthly basis. These arrangements are classified and treated as operating leases under Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, because they meet the four criteria of an operating lease: 1) there is no transfer of title; 2) there is not a bargain purchase option; 3) the lease term is substantially shorter than the economic life of the system; and 4) the present value of the capital component payments is less than 90% of the fair value of the water treatment system at the inception of the contract.

In connection with long-term contracts, we may receive payments from our customers prior to the system being placed in service. Such payments are recorded as deferred revenues. In addition, we may receive payments from our customers in excess of that which can be recognized on a straight-line basis. These payments are also recorded as deferred revenues. All deferred revenues amounts are recognized as revenues in the periods in which services are rendered to the customer.

In each of these arrangements, the contract term is typically five or more years, provided our customers may elect to terminate their contract with us prior to the expiration upon the occurrence of certain circumstances. In the case of the long-term water treatment contracts, they generally contain a purchase option at the end of the agreement.

Cost of Revenues

Our cost of revenues varies based on the type of revenues as follows:

•

Cost of Systems Sold. Our cost of revenues for a sold system includes our cost of materials included in such system plus costs associated with deploying the system, warranty costs, payroll and payroll related costs for our manufacturing personnel and other manufacturing overhead costs. These costs are recorded under the percentage-of-completion method of accounting. This method takes into account the cost, estimated earnings and revenues to date on systems not yet completed.

•

Cost of Contract Revenues. Cost of revenues in connection with contract revenue consists of costs associated with our processing fees, including the cost of salt and other components used in our systems, waste removal on behalf of our customers and maintenance and service of our system. Cost of revenues in connection with contract revenue for a system under a water treatment contract also includes depreciation expense using a 20-year life under the straight-line method.

During the latter half of 2006 and early 2007, improvements to our management controls and accounting systems enabled us to more thoroughly analyze operating results for each service contract and determine that certain, generally older contracts were operating at net cash flow losses. These contracts have sustained increasing operating costs such as waste disposal and salt purchase costs as the direct result of higher fuel, salt and other third-party costs. However, unlike our more recent contracts, these older contracts do not allow management to renegotiate terms to recover such increased costs. Management has determined that these contracts will continue to generate net operating cash flow losses through the end of the contract period. Accordingly, we recorded a reserve for future contract losses in the amount of $3.7 million in the fourth quarter of 2006. This amount represents the losses which we expect to incur during the remaining term of these contracts.

The cost of revenues for a system also varies by the contaminant(s) that the system is designed to address. We purchase components and raw materials from third party vendors which are then assembled into our groundwater treatment systems in our manufacturing facilities located in California. We are not dependent on any sole source suppliers and generally have multiple vendors for each of our components and raw materials, all of which are located within the United States.

Research and Development Expense

Research and development expense consists primarily of research material costs, payroll and payroll related costs for our research and development personnel and outside sponsored research and consulting expenses associated with the design, development and testing of new and existing technologies and systems.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of payroll and payroll related costs for our corporate management, finance, accounting, sales, marketing and administrative personnel, including commissions for our sales and marketing personnel. Also included in selling, general and administrative expense are overhead costs associated with these activities, marketing and promotion expenses, recruiting fees and audit and legal expenses.

Other Expense

Other expense included in the statements of operations consists primarily of interest expense, offset in part by interest and other income.

EBITDA

In addition to the above, we consider EBITDA as a supplemental measure of our results of operations. We define EBITDA as net income or loss before interest expense, income tax expense, depreciation and amortization. The calculation of EBITDA and the reconciliation of net income or loss to EBITDA are shown in “—Non-GAAP Measure” beginning on page 49 of this Annual Report on Form 10-K. We include the presentation of EBITDA and discuss the reasons for our use of EBITDA as a supplemental measure of our results of operations under “—Non-GAAP Measure.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, and income taxes. These estimates are based on historical experience, information received from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Predicting future events is inherently an imprecise activity and, as such, requires the use of assumptions. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be based on assumptions about matters that are highly uncertain at the time the estimate is made, and different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

•

Revenue Recognition. Our revenues are recognized in two different ways. For systems that we sell to our customers, revenues are recognized under the percentage-of-completion method by comparing actual costs incurred to total estimated costs to complete each system. The percentage-of-completion method recognizes revenues and associated costs as work progresses on a system, based on the expected total system revenues and costs. In general, financial statements based on the percentage-of-completion method present the economic substance of production-type activities more clearly than the use of the completed-contract method, and present the relationships between sales, cost of sales and related period costs more accurately. For all other systems delivered to our customers under various contractual arrangements, we recognize revenues for a periodic fee we receive over the life of the contract using the straight-line method and recognize a processing fee as our systems treat the customer’s contaminated water.

•

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization. Property consists primarily of groundwater treatment systems which we place with customers under various arrangements. For our groundwater treatment systems placed with our customers under long-term contracts, we capitalize materials, labor, overhead and interest. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. We capitalize expenditures for major renewals and betterments that extend the useful lives of property and equipment. We charge expenditures for maintenance and repairs to expense as incurred. Estimated useful lives are generally as follows: auto equipment—three to five years; furniture and fixtures—five to seven years; other equipment—five to 10 years, and groundwater treatment systems—20 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in operating performance and fluctuations in economic conditions. If our assumptions change in the future, we may be required to record impairment charges for these assets.

•

Inventory. Inventory consists primarily of raw materials and supplies. Inventory items are stated at the lower of cost, on a first-in, first-out basis, or market. Physical counts of inventory items are conducted periodically to help verify the balance of inventory. A reserve is maintained for obsolete inventory, if appropriate. We consider inventory to be obsolete when it is no longer usable as a system component.

•

Stock-based Compensation: Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment. This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS No. 123(R), stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We elected to adopt the modified prospective transition method as provided under SFAS No. 123(R). This method applies to all new awards or awards modified, repurchased or cancelled on or after January 1, 2006. Accordingly, financial statement amounts for the prior periods presented elsewhere in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

•

The adoption of SFAS No. 123(R) resulted in $0.5 million of expense in 2006, and we anticipate that the adoption of SFAS No. 123(R) will result in $0.5 million of expense in 2007 and $0.6 million of expense thereafter, based upon options outstanding as of December 31, 2006. In addition, the adoption of this standard will result in difficulties comparing our operating results for future periods to those of our prior periods, since prior periods through 2005 do not reflect stock-based compensation expense under SFAS No. 123(R).

•

Deferred Charges: During the fourth quarters of 2006 and 2005, we recorded deferred charges in an amount equal to the excess of the deemed fair value of our common stock over the exercise price of warrants issued during these periods. During these same two quarters, we also recorded deferred charges in an amount equal to the excess of the deemed fair value of our common stock over the exercise price of stock options issued during these periods. Such deferred charges have been or will be amortized as charges to the appropriate income statement classification over the period of the underlying transaction for which the warrants were issued in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Results of Operations

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of revenue.

	Year Ended December 31,
	2006	% of Revenue	2005	% of Revenue	2004	% of Revenue
	(dollars in thousands)
Revenues
System sales	$13,861	81%	$10,016	82%	$3,001	70%
Contract revenues	3,253	19%	2,215	18%	1,306	30%

Total revenues	17,114	100%	12,231	100%	4,307	100%

Cost of revenues
Cost of system sales	12,161	71%	4,467	36%	1,046	24%
Cost of contract revenues	7,522	44%	2,323	19%	1,300	30%
Depreciation expense	423	2%	340	3%	216	5%

Total cost of revenues	20,106	117%	7,130	58%	2,562	59%

Gross profit (loss)	(2,992)	-17%	5,101	42%	1,745	41%
Research and development expense	634	4%	651	6%	316	7%
Selling, general and administrative expense	6,827	40%	3,334	27%	1,765	41%

Income (loss) from operations	(10,453)	-61%	1,116	9%	(336)	-8%
Other expense	(714)	-4%	(553)	-4%	(220)	-5%

Income (loss) before taxes	(11,167)	-65%	563	5%	(556)	-13%
Income tax benefit	—		—		—

Net income (loss)	$(11,167)	-65%	$563	5%	$(556)	-13%

Years Ended December 31, 2006 and 2005

Revenues, Cost of Revenues and Gross Profit (Loss)

The following table summarizes the significant components of revenue, cost of revenue and gross profit (loss) for the year ended December 31, 2006 compared to the prior year.

	2006	2005	Increase (Decrease)
	(In thousands)
Revenues:
Large system sales	$5,891	$3,489	$2,402
Standard system sales	7,970	6,527	1,443
Contract operations	3,253	2,215	1,038

Total Revenues	17,114	12,231	4,883

Cost of Revenues:
Large system sales	7,724	2,302	5,422
Standard system sales	4,437	2,165	2,272
Contract operations	3,798	2,323	1,475
Reserve for future contract operations	3,724	—	3,724
Depreciation expense	423	340	83

Total Cost of Revenues	20,106	7,130	12,976

Gross Profit (Loss):
Large system sales	(1,833)	1,187	(3,020)
Standard system sales	3,533	4,362	(829)
Reserve for future contract operations	(3,724)	—	(3,724)
Contract operations	(968)	(448)	(520)

Total Gross Profit (Loss)	$(2,992)	$5,101	$(8,093)

Revenues

Revenues increased by $4.9 million, or 40%, from $12.2 million in 2005 to $17.1 million in 2006. This increase occurred primarily as a result of growth in sales of our groundwater treatment systems. Revenues recognized for sales of groundwater treatment systems increased from $10.0 million in 2005 to $13.9 million in 2006, an increase of $3.9 million, or 39%, primarily due to increased groundwater treatment systems sales volume. Revenues from system sales represented 81% and 82% of our total revenues during 2006 and 2005, respectively. Contract revenues increased from $2.2 million in 2005 to $3.2 million in 2006, an increase of $1.0 million, or 45%, as the number of systems placed in service with customers increased in 2006 compared to 2005. We anticipate that our annual revenues will continue to increase in the future as we sell more systems and enter into more contracts with our customers. However, the percentage of increase from year to year will likely fluctuate as our base of revenues increases.

Cost of Revenues

Cost of revenues increased by $13.0 million, or 183% from $7.1 million in 2005 to $20.1 million in 2006. This increase was primarily due to an increase in the cost of systems sold of $7.7 million, or 171%, from $4.5 million in 2005 to $12.2 million in 2006. This was primarily due to the significantly higher than anticipated costs on our largest project, including a $1.3 million reserve. Operating costs for our contract revenues also increased by $1.5 million, or 65%, from $2.3 million in 2005 to $3.8 million in 2006. The increase in operating costs was primarily due to higher costs of waste disposal, salt, and increased field service labor expense, as well as higher depreciation expense, all as a result of having more systems placed in service with customers in 2006 compared 2005. In addition, we recorded a $3.7 million reserve for future contract losses as a result of management’s evaluations of certain loss contracts (see “Management’s Discussion and Analysis of Financial Condition—Financial Operations Review” for a further discussion of this reserve). We expect that our cost of revenues will increase in absolute dollars in future periods due to both an increase in the number of systems sold and higher costs of salt, waste disposal and increased field service labor expense, as well as higher depreciation expense, as a result of having more systems placed in service in future periods. As a percentage of revenues, we expect that our cost of revenues will vary from year to year, depending upon the percentage of our revenues recognized from systems sold as opposed to revenues recognized from long-term contracts.

Gross Profit (Loss)

We recorded a gross loss of $3.0 million in 2006 compared to gross profit of $5.1 million in 2005. Our gross profit percentage in 2006 was negative 17% compared to a 42% profit in 2005. This decrease in gross profit was primarily the result of (i) a 2006 reserve for future contract losses in the amount of $3.7 million as discussed above, and (ii) higher than anticipated costs on our largest system sale project. Additionally, the 2006 system sales gross loss reflects the low margins on two projects with special requirements for the construction of buildings through the use of subcontractors during 2006. Excluding this largest system sale project and the two projects involving the construction of buildings (large system sales), our standard system sales gross profit percentages were in the normal mid 40% range during 2006.

Our contract operations gross profit was impacted by higher volume-related contract operating costs, particularly waste hauling charges and increased field service labor and engineering expense, especially on certain older contracts. In general, our gross profit percentage is higher on systems we sell than on systems we place with customers under long-term contracts. We expect our gross profit and gross margin to fluctuate based on the portion of our revenues derived from system sales as opposed to long-term contracts. As noted above, we recorded a $3.7 million reserve for future losses primarily on older contracts which severely impacted our operating profit.

Research and Development Expense

Research and development expense was approximately $0.6 million in both 2006 and 2005. We incurred research and development costs for outside consultant expense, research material costs, and personnel costs. We expect our research and development expense to increase in absolute dollars in subsequent periods as we develop additional groundwater treatment systems and expand our research and development personnel, but to decrease as a percentage of revenues as our revenues grow. Our research and development expense constituted a higher percentage of our revenues in prior periods when we were selling our first systems. We anticipate that our research and development expense will fluctuate significantly from period to period based upon the timing of our internal and sponsored research projects.

Selling, General and Administrative Expense

The following table summarizes the significant changes in selling, general and administrative expense for the year ended December 31, 2006 compared to the prior year.

	2006	2005	Increase (Decrease)
	(In thousands)
Compensation and benefits	$2,535	$1,415	$1,120
Stock-based compensation expense	744	31	713
Bad debt expense	500	22	478
Amortization—fair value of warrants	257	—	257
Outside selling, marketing & promotion	666	465	201
Insurance	263	67	196
Directors fees and public company costs	174	—	174
Travel & entertainment	400	293	107
Restricted stock expense	93	—	93
Professional fees	513	433	80
Other SG&A expense	682	608	74

Total SG&A Expense	$6,827	$3,334	$3,493

Selling, general and administrative expense increased by $3.5 million, or 106%, from $3.3 million in 2005 to $6.8 million in 2006. The increase was primarily due to (i) stock-based compensation of $0.7 million recorded in 2006 in accordance with the provisions of SFAS No. 123(R), (ii) bad debt expense in the amount of $0.5 million primarily due to a default under one contract, and (iii) an increase in compensation expense and related employee benefits of $1.1 million due to increased personnel and related costs to support our overall growth. In addition, we incurred approximately $0.4 million in higher liability insurance costs and certain professional fees directly related to our becoming a publicly traded company in 2006. We expect our selling expense to continue to increase in future periods as we expand our sales and marketing force. We also expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth.

Other Expense

The following table summarizes the significant changes in other expense for the year ended December 31, 2006 compared to the prior year.

	2006	2005	Expense (Increase) Decrease
	(In thousands)
Interest income	$2,061	$52	$2,009
Interest expense—notes & loans	(681)	(417)	(264)
Amortization—fair value of warrants	(138)	(162)	24
Amortization—loan acquisition costs	(89)	(40)	(49)
Write off—fair value of warrants	(1,524)	—	(1,524)
Write off—loan acquisition costs	(357)	—	(357)
Capitalized interest & other	14	14	—

Total Other Expense	$(714)	$(553)	$(161)

Other expense increased by $0.2 million, or 40%, from $0.5 million in 2005 to $0.7 million in 2006. The overall increase in other expense is primarily due to the write off of approximately $1.5 million in unamortized fair value of warrants and the write off of approximately $0.4 million in unamortized loan costs in connection with the repayment of amounts outstanding under our BWCA loan, and our XACP Notes, both of which are more fully discussed below under “Liquidity and Capital Resources,” resulting in higher interest expense. These increases in interest expense were partially offset by an increase of approximately $2.0 million in interest income earned on net proceeds from our initial public offering in mid-May 2006. We expect that we will have net interest income for 2007.

Years Ended December 31, 2005 and 2004

The following table summarizes the significant components of revenue, cost of revenues and gross profit (loss) for the year ended December 31, 2005 compared to the prior year.

	2005	2004	Increase (Decrease)
	(In thousands)
Revenues:
Large system sales	$3,489	$—	$3,489
Standard system sales	6,527	3,001	3,526
Contract operations	2,215	1,306	909

Total Revenues	12,231	4,307	7,924

Cost of Revenues:
Large system sales	2,302	—	2,302
Standard system sales	2,165	1,046	1,119
Contract operations	2,323	1,300	1,023
Depreciation expense	340	216	124

Total Cost of Revenues	7,130	2,562	4,568

Gross Profit (Loss):
Large system sales	1,187	—	1,187
Standard system sales	4,362	1,955	2,407
Contract operations	(448)	(210)	(238)

Total Gross Profit (Loss)	$5,101	$1,745	$3,356

Revenues

Revenues increased by $7.9 million, or 184%, to $12.2 million during 2005 from $4.3 million during 2004. This increase occurred primarily as a result of growth in sales of our groundwater treatment systems. Revenues recognized for sales of groundwater treatment systems increased to $10.0 million during 2005 from $3.0 million during 2004, an increase of $7.0 million, or 233%, as a result of increased groundwater treatment systems sales volume. Revenues from system sales represented 82% and 70% of our total revenues during 2005 and 2004, respectively. Contract revenues increased to $2.2 million during 2005 from $1.3 million during 2004, an increase of $0.9 million, or 69%, as the number of systems placed with customers under long-term contacts increased in 2005.

Cost of Revenues

Cost of revenues increased by $4.6 million, or 177%, to $7.1 million in 2005 from $2.6 million during 2004. This increase was primarily due to an increase in cost of systems sales of $3.4 million, or 309%, to $4.5 million during 2005 compared to $1.1 million during 2004. The increase in system cost of revenues was commensurate with the increase in revenues from systems sales during this period.

Cost of contract revenues also increased by $1.0 million, or 77%, to $2.3 million during 2005 from $1.3 million during 2004. Depreciation expense increased by $0.1 million, or 50%, to $0.3 million in 2005 from $0.2 million in 2004. The increases in both cost of contract revenues and depreciation expense were primarily due to an increase in the number of systems in service under long-term contracts during 2005 compared to 2004. The increase in cost of contract revenues consists primarily of higher volume-related costs of salt and waste disposal and increased engineering and field service labor expense. In anticipation of future growth, we hired additional engineering and field service staff during 2005. This expense caused our cost of contract revenues to increase at a faster rate than our associated revenues from long-term contracts during 2005.

Gross Profit

Gross profit increased by $3.4 million, or 189%, to $5.1 million in 2005 from $1.8 million during 2004. This increase in gross profit was primarily the result of an increase in system sales gross profit of $3.6 million, or 180%, to $5.6 million during 2005 compared to $2.0 million during 2004. At the same time, gross profit derived from our contract revenues fell by $0.2 million in 2005 compared to 2004 as we increased the size of our engineering and field services staff in anticipation of future growth in deployed groundwater treatment systems. Our gross profit percentage was 42% in 2005 and 41% in 2004.

Research and Development Expense

Research and development expense increased by $0.3 million, or 100%, to $0.6 million in 2005 from $0.3 million in 2004, primarily as a result of increases in research material costs, personnel costs and outside consultant expense.

Selling, General and Administrative Expense

The following table summarizes the significant changes in selling, general and administrative expense for the year ended December 31, 2005 compared to the prior year

	2005	2004	Increase (Decrease)
	(In thousands)
Compensation and benefits	$1,415	$627	$788
Outside selling, marketing & promotion	465	153	312
Professional fees	433	302	131
Travel & entertainment	293	183	110
Stock-based compensation expense	31	—	31
Insurance	67	37	30
Bad debt expense	22	—	22
Other SG&A expense	608	463	145

Total SG&A Expense	$3,334	$1,765	$1,569

Selling, general and administrative expense increased by $1.6 million, or 89%, to $3.3 million during 2005 from $1.8 million during 2004. This increase was primarily attributable to higher personnel and related costs to support our overall growth.

Other Expense

The following table summarizes the significant changes in other expense for the year ended December 31, 2005 compared to the prior year.

	2005	2004	Expense (Increase) Decrease
	(In thousands)
Interest income	$52	$19	$33
Interest expense—notes & loans	(417)	(232)	(185)
Amortization—fair value of warrants	(162)	—	(162)
Amortization—loan acquisition costs	(40)	(10)	(30)
Capitalized interest & other	14	3	11

Total Other Expense	$(553)	$(220)	$(333)

Other expense increased by $0.3 million, or 150%, from $0.2 million during 2004 to $0.5 million during 2005, primarily as a result of higher interest expense due to increased indebtedness amounts outstanding under our senior secured loan with BWCA I, LLC, which we refer to as the BWCA loan, and the issuance of the XACP Notes in October 2005.

Liquidity and Capital Resources

From our inception until our initial public offering in May 2006, we financed our growth and operations primarily with proceeds from the issuance of preferred stock and common stock, as well as the incurrence of indebtedness under the BWCA loan, our XACP Notes, and our $2.0 million Aqua Note.

In connection with our initial public offering in May 2006, we received net cash proceeds of approximately $75.2 million, of which $9.0 million was used to repay the $4.0 million BWCA loan and $5.0 million in XACP Notes.

Our long-term future capital requirements will depend on many factors, including our level of revenues, the expansion of sales and marketing activities, the success of our strategic partners in the marketing of our groundwater treatment systems, our ability to place our systems under long-term contracts and provide service under our long-term contracts and the continuing market acceptance of our systems.

We anticipate continued revenue growth. Our revenue growth impacts our liquidity and places increased demands on our capital resources. For example, as our system sales to customers increase, we require an increased investment in accounts receivable, as system sales accounts receivable may have repayment terms from several months to one year or beyond. Additionally, as our long-term contract revenues increase, we will experience much higher capital expenditure requirements.

We expect that our current cash and cash equivalents will be sufficient to fund our anticipated future growth and operations for at least the next 12 months. We anticipate that we may need additional capital to finance our growth and operations after such 12-month period or to accelerate our expected growth during such 12-month period. In such an event, we anticipate that we would be able to raise additional capital through a combination of bank credit facilities, issuance of long-term debt and private or public equity offerings. If we were unable to obtain additional capital through one or more of these sources, our investment in groundwater treatment systems and our revenue growth would be delayed, or we would focus our sales and marketing on the sales of systems as opposed to placing such systems under long-term contracts.

We also expect to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our technical capabilities, complement our current products and services or expand the breadth of our customer base. These activities would require additional capital resources.

At December 31, 2006, we had $54.6 million in cash and cash equivalents. We have invested a substantial portion of our available cash funds in money market funds placed with reputable institutions for which credit loss is not anticipated.

The following table summarizes our primary sources of cash in the periods presented:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,361)	$(6,409)	$1,081
Investing activities	(3,941)	(1,695)	(4,498)
Financing activities	68,145	9,124	4,765

Net increase in cash and cash equivalents	$51,843	$1,020	$1,348

Operating Activities

Net cash used by operating activities was $12.4 million during 2006 compared to net cash used in operating activities of $6.4 million during 2005. In addition to our net loss of $11.2 million, the increase in net cash used by operating activities was due primarily to a $2.1 million decrease in accounts payable reflecting expedited settlements of obligations to our vendors when compared to the prior year. In addition, as noted above, our prepaid expenses increased due to much higher insurance premiums incurred for our corporate liability coverage, most notably, directors and officers liability insurance. Accounts receivable balances were higher in 2006 when compared to 2005, resulting in approximately $4.5 million use of cash for operating activities. The increase in accounts receivable was offset by the $3.7 million contract loss reserve recorded in 2006.

Net cash used in operating activities was $6.4 million during 2005 compared to net cash provided by operating activities of $1.1 million in 2004. The increase of $7.5 million in net cash used in operating activities was due primarily to a $6.3 million increase in accounts receivable in 2005 compared to a $0.5 million decrease in accounts receivable in 2004, a $2.8 million increase in other assets, primarily long-term receivables, in 2005 compared to a $0.3 million decrease in other assets in 2004 and a $0.4 million decrease in deferred revenues in 2005 compared to a $0.7 million increase in deferred revenues in 2004. These uses of net cash were offset in part by a $1.5 million increase in accounts payable in 2005 compared to a $0.1 million increase in accounts payable in 2004 and a $0.4 million increase in accrued expenses during 2005 compared to a $0.1 million increase in accrued expenses during 2004. This increase in net cash used by operating activities was primarily due to an increase in accounts receivable for systems sold to customers, as well as increases in contract revenues under which revenues were recognized but for which payment had not yet been received.

In general, accounts receivable arising from systems sales to customers are due in accordance with the provisions of the sales contract, which may provide for extended payment terms ranging from several months to one year or more for a significant portion of the contract price. In contrast, accounts receivable from systems placed under long-term contracts with customers are usually due within a much shorter period, generally within one month after the date services have been performed and the customer has been billed. Accordingly, in periods in which our revenues from system sales are higher, our collection of accounts receivable will be much slower due to the nature of the sales contracts, and we will require additional cash to fund these system sales accounts receivable.

Investing Activities

Net cash used in investing activities was $3.9 million in 2006 compared to $1.7 million in 2005. The increase in cash used in investing activities was due primarily to a $2.0 million increase in capital expenditures in 2006 compared to 2005. This increase in capital expenditures was the result of more systems placed with customers under long-term contracts during 2006 than during 2005 since more customers chose to purchase systems from us rather than pay us under long-term contracts.

Net cash used in investing activities was $1.7 million in 2005 compared to $4.5 million in 2004. This decrease was due primarily to a $2.2 million decrease in capital expenditures in 2005 compared to 2004. This decrease in capital expenditures was the result of fewer systems placed with customers under long-term contracts during 2005 than during 2004, since more customers chose to purchase systems from us rather than pay us under long-term contracts.

Financing Activities

Net cash provided by financing activities was $68.1 million in 2006 compared to $9.1 million in 2005. The decrease was due primarily to an increase of $71.6 million in net proceeds from sales of common stock (attributable to our initial public offering in May 2006), offset in part by a $3.2 million decrease in net proceeds from notes payable and an $8.9 million increase in principal payments on notes payable and capital leases.

Net cash provided by financing activities was $9.1 million in 2005 compared to $4.8 million in 2004. The increase was due primarily to the receipt of $3.6 million in net proceeds from the sales of our common stock, together with proceeds from notes payable of $5.2 million in 2005 compared to $2.3 million in 2004 and a decrease of $0.6 million in principal payments of notes payable and capital leases. These sources of net cash provided by financing activities were offset in part by a decrease of $2.6 million in net proceeds from sales of our Series B preferred stock.

Capital Expenditures

Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Capital expenditures totaled $3.9 million, $1.9 million and $4.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

We anticipate that our capital expenditures will continue to increase in future years, commensurate with our delivery of groundwater treatment systems to customers under long-term contract arrangements. As a result, we expect to use between $5.0 million and $10.0 million of the net proceeds of our May 2006 initial public offering to make capital expenditures during 2007, and our capital expenditure requirements could increase further, depending upon the number of customers with whom we enter into long-term contracts in future periods.

Outstanding Indebtedness

In February 2006, we issued a $2.0 million subordinated note to Aqua America, Inc. under which we received aggregate net proceeds of $1.9 million. The Aqua Note is subordinated in right of payment to the amounts owing under the BWCA loan and is secured by substantially all of our assets, including our water contracts and water services agreements. The Aqua Note accrues interest at a rate of 7.0% per annum, payable on a semiannual basis beginning July 1, 2006. The Aqua Note matures on May 11, 2007. The purchase agreement pursuant to which we issued the Aqua Note contains certain negative covenants that limit our ability to, among other things, incur additional indebtedness, including a limit of $8.0 million of indebtedness senior to the Aqua Note, merge, consolidate, or dispose of our assets, pay dividends or repurchase our capital stock, change our line of business, accept any prepayments under or otherwise modify contracts with our customers, enter into transactions with our affiliates and grant liens on our assets. The purchase agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness and noncompliance with covenants. Upon the occurrence of an event of default, Aqua America may declare all amounts outstanding under the Aqua Note to be immediately due and payable, and if we are unable to pay such amounts, Aqua America has certain rights to foreclose on all of our assets.

Warrants Issued in connection with Indebtedness and other Transactions

In connection with the BWCA loan (which was repaid in full in May 2006), we issued to the lender warrants to purchase an aggregate of 717,450 shares of our common stock at an exercise price of $4.00 per share. These warrants are immediately exercisable and expire in November, 2008, provided, that the warrant shall no longer be exercisable on the date of a change in control of our company.

In connection with the XACP Notes (which were repaid in full in May 2006), we issued to the purchasers warrants to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $5.50 per share and warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $7.00 per share. These warrants are immediately exercisable and expire on the earliest of November 11, 2008 and immediately prior to a change in control of our company.

In connection with our nationwide strategic relationship with Aqua America and issuance of the Aqua Note, we granted to Aqua America a warrant to purchase 300,000 shares of our common stock at an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of our common stock at an exercise price of $7.00 per share. In addition, in connection with the consent granted by BWCA I, LLC with respect to our issuance of the Aqua Note, we granted to BWCA I, LLC a warrant to purchase 50,000 shares of our common stock at an exercise price of $8.00 per share.

Pursuant to our December 2005 binding commitment letter with Shaw, Shaw committed to purchase a total of $5.0 million of our groundwater treatment systems prior to December 31, 2006. We granted to Shaw a warrant to purchase 300,000 shares of our common stock at an exercise price of $7.00 per share in connection with its purchase of our groundwater treatment systems. One-fifth of the shares subject to this warrant vested upon each $1.0 million of our groundwater treatment systems paid for by Shaw. As of December 31, 2006, no shares had vested under the Shaw warrant. The warrant may be exercised for five years after the date of grant. In 2005, we recognized revenues of approximately $1.6 million from Shaw’s purchase of our systems, which was offset by approximately $0.2 million attributable to the warrant that we granted to Shaw pursuant to the transaction. During 2006, we recognized revenues in the amount of $2.9 of the remaining $3.4 million pursuant to this commitment which was offset by approximately $0.3 million attributable to the warrants we granted to Shaw.

We have applied the provisions of SFAS No. 123 and SFAS No. 123(R) to the warrants issued in connection with these transactions. Accordingly, the total fair value of the warrants issued has been calculated using the Black-Scholes method. In accordance with the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the fair values of those warrants primarily related to indebtedness have been or will be recorded as a discount to notes payable, with a corresponding increase in common stock. The fair value of such warrants is being amortized through the end of each respective loan term under the interest method.

Off Balance Sheet Arrangements

Through December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2006:

Payments Due by Period	Less than 1 Year 2007	1 to 3 Years (2008-2009)	3 to 5 Years (2010-2011)	More than 5 Years (After 2011)	Total
	(In thousands)
Principal payments—notes payable	$2,000	$—	$—	$—	$2,000
Interest payments—fixed rate notes payable	7	7	3	—	17
Capital lease obligations	17	13	11	—	41
Operating lease obligations	243	496	253	110	1,102
Capital commitments (1)	2,729	—	—	—	2,729
Purchase commitments (2)	—	—	—	—	—

Totals	$4,996	$516	$267	$110	$5,889

(1) — Represents estimated costs to complete groundwater treatment systems under current contracts with customers

(2) — There are no minimum purchase arrangements with vendors

Non-GAAP Measure

In evaluating our business, we consider and use EBITDA as a supplemental measure of our operating performance. We define EBITDA as net income or loss before interest expense, income tax expense, depreciation and amortization. We believe use of EBITDA facilitates operating performance comparisons from period to period and company to company by removing potential differences caused by variations in capital structures (affecting primarily relative interest expense), the book amortization of intangibles (affecting relative amortization expense), the age and book depreciation of facilities and equipment (affecting relative depreciation expense) and other non-cash charges. We believe that, by eliminating such effects, EBITDA provides a meaningful measure of overall corporate performance exclusive of our capital structure, and the method and timing of our expenditures associated with building and placing our systems. We also present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance.

The term EBITDA is not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Our EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but not limited to, are:

•	it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	it does not reflect changes in, or cash requirements for, our working capital needs;

•	it does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	it does not reflect income tax expense, cash required for any tax payments or the cash availability for any tax refunds;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. EBITDA is calculated as follows for the periods presented:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net income (loss)	$(11,167)	$563	$(556)
Add: interest expense (1)	2,781	621	242
Less: interest and other income	(2,067)	(68)	(22)
Add: depreciation and amortization	772	506	269

EBITDA (2)	$(9,681)	$1,622	$(67)

(1)	Interest expense includes portions of the fair value of warrants that constitute debt discount, but excludes amortization of debt discount already included in amortization expense.
(2)	Not considered in the calculation of EBITDA are the following:

•	Stock-based compensation, which includes amortization of deferred compensation expense. We recorded approximately $0.8 million in stock-based compensation expense in 2006.
•

Expense related to fair value of warrants, which consists of the amortization of deferred charges representing the excess of the fair value of our common stock over the exercise price of warrants issued. We recorded approximately $1.2 million in interest expense related to fair value of warrants in 2006.

•

Other warrant expense, which represents the fair market value of warrants issued to two customers in connection with sales of groundwater treatment systems. We recorded approximately $0.5 million in other warrant expense in 2006.

•	Reserves for future contract losses of $3.7 million recorded in 2006.

Effect of Inflation and Seasonality

We do not believe that inflation will have a material impact on our financial condition or results of operations. We believe current contracts and pricing policies will allow for these costs to be appropriately passed on to our customers. We identified certain older contracts where we did not provide for the ability to offset cost increases and have recorded a $3.7 million reserve in 2006 for these future losses.

Our business, particularly the revenues we receive from our long-term contracts, is moderately seasonal due to the impact of summer and hot weather conditions on the water requirements of our customers. In the summer and warmer months, our customers have a higher demand for water and must increase the utilization of their groundwater resources resulting in a higher volume of groundwater treated during these periods and thus higher revenues from our long-term contracts. Our net sales and net income have historically been lowest in the three-month periods ending December 31 and March 31, when the Arid West generally faces cooler weather that reduces the utilization of groundwater sources which in turn reduces the processing fees we receive from our long-term contracts. Historically, the impact of seasonality has been mitigated through the impact of the sales of our systems in certain periods. We also expect sales of our systems to continue to mitigate the impact of seasonality in future periods in the near-term.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that is itself, a derivative financial instrument. Generally, SFAS No. 133 requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS No. 155 amends SFAS No. 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS No. 155, SFAS No. 140 permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. SFAS No. 155 became effective for fiscal years beginning after September 15, 2006, with early adoption as of the beginning an entity’s fiscal year. We do not expect adoption of SFAS No. 155 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. Adoption of SFAS 157 is required for the fiscal year beginning January 1, 2008, and will be applied prospectively under most circumstances. We do not expect adoption of SFAS No. 157 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other specified items at fair value. This statement is effective for the fiscal year beginning January 1, 2008 and will be applied prospectively. We do not expect adoption of SFAS No. 159 to have a material impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We presently recognize income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 became effective on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity for the fiscal year of adoption. We have not yet determined the potential financial statement impact of adopting FIN 48.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2006, we had aggregate balances outstanding under the $2.0 million Aqua Note which has a fixed interest rate of 7.0% per annum. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole because we do not have any foreign customers nor do we enter into contracts with foreign entities, we do not consider it necessary to hedge against currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, supplementary financial data and financial statement schedules are included in a separate section at the end of this Report. The financial statements, supplementary data and schedules are listed in the index on page F-1 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of December 31, 2006, the end of the period covered by this report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the years ended December 31, 2006 and 2005, we identified several material weaknesses in our internal control over financial reporting. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” In addition, a restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator that a material weakness in internal control over financial reporting exists. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006.

In connection with the preparation of this report, we identified the following material weaknesses:

•

As a small company, we historically employed a very small staff in our accounting and finance department. As a result, we did not have a sufficient complement of personnel with an appropriate level of accounting knowledge and expertise during 2006. Although we have increased our accounting and finance staff with qualified individuals, we are still in the process of implementing appropriate policies and procedures.

•	We had no written documentation of our accounting policies and procedures.

•	We had no formal documentation of our system of internal control over financial reporting.

These control deficiencies resulted in adjustments that were included in the restatement of our financial statements for the years ended December 31, 2004, 2003, and 2002. Additionally, each of these control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we have determined that each of the control deficiencies described above constitutes a material weakness.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2006 included in this Annual Report on Form 10-K were fairly stated in accordance US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2006 are fairly stated, in all material respects, in accordance with US GAAP.

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

We are also in the process of implementing a system of disclosure controls and procedures that is designed to ensure that information required in our future Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Since our initial public offering, we have commenced the process of preparing for our public reporting obligations by implementing the following:

•	we retained an experienced consultant to assist us in our SOX 404 preparedness project;

•	we have prepared a project plan to complete our SOX 404 project;

•	we have prepared a draft of our accounting policies and procedures;

•	we have substantially completed our corporate governance documents; and

•	we completed implementation of a new financial software system to enhance our financial reporting process.

During the remainder of 2007, we intend to implement the following as part of our efforts to prepare for our public reporting obligations, which we believe will contribute to our remediation efforts:

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

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s Registered Public Accounting Firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(b) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 27, 2007, the Board of Directors of the Company (the Board) took the following actions:

•

Upon the recommendation of the Compensation Committee of the Board, the Board approved a cash bonus payment of $100,000 to Mr. Thomas C. Tekulve, the Company’s Chief Financial Officer, Treasurer, Chief Administrative Officer and Secretary to reward Mr. Tekulve for his significant efforts in 2006, including the successful completion of the Company’s initial public offering.

•

Upon recommendation of the Compensation Committee and the Nominating and Governance Committee, and after consultation with a compensation consultant, the Board approved the amendment and restatement of the Company’s Director Compensation Policy. The Amended and Restated Director Compensation Policy provides for the following compensation for non-employee directors: (a) an annual retainer of $24,000, (b) Board meeting fees of $1,500 ($750 telephonic), (c) committee meeting fees of $1,000 ($500 telephonic), (d) Audit Committee chair retainer of $6,000, (e) Compensation and Nominating and Governance Committee chair retainers of $4,500, (f) annual stock option grants with face value equal to approximately two times the cash compensation paid to directors and (g) restricted stock grants with face value equal to approximately one and one half times the cash compensation paid to directors. The Amended and Restated Director Compensation Policy became effective March 27, 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to the officers and directors of the Company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders (Proxy Statement) and is incorporated herein by reference.

Executive Officers

Peter L. Jensen has served as our Chief Executive Officer and a director since December 1999. Mr. Jensen also served as our President from December 1999 until October 2006. From 1990 to 1999, Mr. Jensen served as Chairman of the Board of Directors of Western Water Company, a company engaged in the identification, development, transportation, sale and lease of water rights and water. From 1990 to 1997, he also served as President and Chief Executive Officer of Western Water Company. From 1989 to 1990, he served as Chairman of the Board of Directors of Yuba Natural Resources. From 1983 to 1990, Mr. Jensen served as a President of Yuba Natural Resources. Mr. Jensen is a registered professional engineer in California, and holds a B.S. and M.S. in chemical engineering from the Massachusetts Institute of Technology.

Michael M. Stark has served as our President and Chief Operating Officer since October 2006. Mr. Stark served from 1997 to 2005 as President of Veolia Water North America, previously known as USFilter, a water services company. From 2005 to 2006, Mr. Stark has been an independent consultant to companies in the water industry. From 1992 to 1997, Mr. Stark served as President and Chief Executive Officer of Mobley Environmental Services, a company specializing in non-hazardous hydrocarbon recycling. Prior to that time, Mr. Stark has held executive positions at a variety of companies, and has been in the water, environmental and specialty chemical industry since 1965. Mr. Stark holds a B.S. in Biology from Marietta College.

Thomas C. Tekulve has served as our Chief Financial Officer, Treasurer and Chief Administrative Officer since October 2004. Mr. Tekulve was appointed as our Secretary in February 2006. From January 1999 to September 2004, Mr. Tekulve served as Vice President of Finance and Treasurer of Southwest Water Company, a company engaged in the business of water production and distribution, wastewater collection and treatment, public works services and utility submetering. From 1995 to 1998, he served as Chief Financial Officer of SafeGuard Health Enterprises, a provider of dental and vision care benefit programs. From 1984 to 1994, Mr. Tekulve served in a variety of executive positions at Beckman Coulter, Inc., including as Director of International Finance. Mr. Tekulve is a certified public accountant and holds an MBA from Portland State University and a B.S. in accounting from California State University, Northridge.

Code of Ethics

We have adopted the Basin Water, Inc. Code of Business Conduct and Ethics (Code of Ethics). The Code of Ethics applies to all of our directors, officers and employees, including our chief executive officer and chief financial officer (who is also our principal accounting officer), and is available to the public in the Investor Relations section of our website at www.basinwater.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation and director compensation and other information required under this Item 11 is set forth in our Proxy Statement and is incorporated herein by reference, except for the information set forth under the caption, “Compensation Committee Report” which specifically is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of our common stock and other securities by certain persons and other information required under this Item 12 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence and other information required under this Item 13 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services and other information required under this Item 14 is set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this report.

1. The following financial statements of Basin Water, Inc. and Report of Singer Lewak Greenbaum & Goldstein LLP, independent registered public accounting firm, are included in this report:

•	Report of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2006 and 2005

•	Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•	Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•	Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes to Financial Statements

2. List of financial statement schedules-Schedule II—Valuation and Qualifying Accounts.

3. List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

(B) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(1)	Amended and Restated Bylaws of the Registrant

4.1	(1)	Form of the Registrant’s Common Stock Certificate

4.2	(1)	Registration Rights Agreement dated June 28, 2005 among the Registrant and holders of Preferred Stock

4.3	(1)	Form of Common Stock Warrant

4.4	(1)	Form of Preferred Stock Warrant

4.5	(1)	Form of Note issued to BWCA I, LLC

4.6	(1)	Form of Warrant issued to BWCA I, LLC

4.7	(1)	Form of Senior Subordinated Note issued to The Co-Investment 2000 Fund, L.P. and other purchasers

4.8	(1)	Form of Warrant issued to The Co-Investment 2000 Fund, L.P. and other purchasers

4.9	(1)	Registration Rights Agreement, dated October 14, 2005, among The Co-Investment 2000 Fund, L.P. and other purchasers

4.10	(1)	Senior Subordinated Note issued to Aqua America, Inc. dated February 10, 2006

4.11	(1)	Form of Warrant issued to Aqua America, Inc.

4.12	(1)	Registration Rights Agreement, dated February 10, 2006, between the Registrant and Aqua America, Inc.

Exhibit Number		Exhibit Description
9.1	(1)	Amended and Restated Voting Trust Agreement, dated September 20, 2005

10.1	(1)	Form of Director and Executive Officer Indemnification Agreement

10.2	#(1)	2001 Stock Option Plan, as amended and restated and form of option agreement thereunder

10.3	#	Amended and Restated Director Compensation Policy, dated March 27, 2007, filed herewith

10.4	#(1)	2006 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder

10.5	#(1)	2006 Employee Stock Purchase Plan

10.6	#(1)	Employment Agreement between the Registrant and Peter L. Jensen dated October 1, 2005

10.7	#(1)	Form of Employment Agreement between Registrant and Peter L. Jensen

10.8	#(1)	Employment Agreement between the Registrant and Thomas C. Tekulve dated August 27, 2004, First Amendment to Employment Agreement dated January 31, 2005 and Second Amendment to Employment Agreement dated June 27, 2005

10.9	#(1)	Form of Employment Agreement between Registrant and Thomas C. Tekulve

10.10	(1)	Standard Industrial/Commercial Single-Tenant Lease, dated June 7, 2002 between the Registrant and White Oak, LLC for the property located at 8731 Prestige Court, Rancho Cucamonga, California 91730

10.11	(1)	First Amendment to Standard Industrial Commercial Single Tenant Lease—Gross, dated August 4, 2004, between the Registrant and White Oak, LLC

10.12	(1)	Business Loan Agreement, dated July 1, 2003, between BWCA I, LLC and the Registrant

10.13	(1)	Commercial Security Agreement, dated July 1, 2003, between BWCA I, LLC and the Registrant

10.14	(1)	Subordinated Note with Warrants Purchase Agreement, dated October 14, 2005, among the Registrant, The Co-Investment 2000 Fund, L.P. and the other purchasers party thereto

10.15	(1)	Security Agreement, dated October 14, 2005, among the Registrant, The Co-Investment 2000 Fund, L.P. and the other purchasers party thereto

10.16	(1)†	National Arsenic Sales Agreement, dated December 9, 2005, between the Registrant and Shaw Environmental, Inc.

10.17	(1)†	Sales Commitment Letter, dated December 23, 2005, between the Registrant and Shaw Environmental, Inc.

10.18	(1)	Subordinated Note with Warrants Purchase Agreement, dated February 10, 2006, between the Registrant and Aqua America, Inc.

10.19	(1)	Security Agreement, dated February 10, 2006, between the Registrant and Aqua America, Inc.

10.20	(1)	Second Amendment to Standard Air Industrial Commercial Single-Tenant Lease-Gross, dated February 15, 2006, between the Registrant and White Oak, LLC

10.21	#(2)	Employment Agreement between Michael Stark and Registrant dated October 27, 2006

23.1		Consent of Singer Lewak Greenbaum & Goldstein LLP, independent registered public accounting firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Exhibit Description
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on February 13, 2006, as amended.
(2)	Filed with the Registrant’s Form 8-K on October 30, 2006.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.
*	These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not being incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(C) Financial Statements Schedules. See Item 15(A)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Basin Water, Inc. (Registrant)

BY:	/s/ PETER L. JENSEN	BY:	/s/ THOMAS C. TEKULVE
	Peter L. Jensen		Thomas C. Tekulve
	Chief Executive Officer		Chief Financial Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

BY:	/s/ PETER L. JENSEN
Peter L. Jensen
Chairman of the Board of Directors
Chief Executive Officer

BY:	/s/ RUSSELL C. BALL III
Russell C. Ball III
Director

BY:	/s/ VICTOR J. FRYLING
Victor J. Fryling
Director

BY:	/s/ SCOTT A. KATZMANN
Scott A. Katzmann
Director

BY:	/s/ KEITH R. SOLAR
Keith R. Solar
Director

Date: April 2, 2007

BASIN WATER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Basin Water, Inc.

Rancho Cucamonga, California

We have audited the balance sheets of Basin Water, Inc. (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule of Basin Water, Inc. listed in Schedule II. These financial statements and financial statement schedule are the responsibility of Basin Water, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basin Water, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP

Santa Ana, California

March 29, 2007

BASIN WATER, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$54,567	$2,724
Accounts receivable, net of $67 and $0 allowance for doubtful accounts	2,416	3,927
Unbilled receivables, net of $433 and $0 allowance for doubtful accounts	9,123	3,123
Inventory	714	347
Prepaid expenses and other	634	189
Notes receivable	—	100

Total current assets	67,454	10,410

Property and equipment
Property and equipment	13,621	10,445
Less: accumulated depreciation	1,394	962

Property and equipment, net	12,227	9,483

Other assets
Long-term unbilled receivables	7,466	2,744
Patent costs, net	383	286
Loan costs, net	37	428
Other assets, net	2,485	447

Total other assets	10,371	3,905

Total assets	$90,052	$23,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,562	$2,150
Current portion of notes payable	2,007	674
Current portion of capital lease obligations	17	15
Current portion of deferred revenue and advances	292	741
Current portion of contract loss reserve	1,321	—
Accrued expenses and other	2,291	273

Total current liabilities	7,490	3,853

Notes payable, net of current portion and unamortized discount	10	6,878
Capital lease obligations, net of current portion	24	40
Deferred revenue, net of current portion	387	439
Contract loss reserve, net of current portion	2,404	—

Redeemable convertible Series A preferred stock, no par value—6,000,000 shares authorized, 0 and 627,500 shares issued and outstanding	—	2,250
Redeemable convertible Series B preferred stock, no par value—5,000,000 shares authorized, 0 and 1,734,125 shares issued and outstanding	—	6,529

Total liabilities	10,315	19,989

Commitments and contingencies

Stockholders’ equity
Common stock, no par value—40,000,000 shares authorized, 10,303,047 shares issued and outstanding	—	7,927
Common stock, $0.001 par value—100,000,000 shares authorized, 19,887,672 shares issued and outstanding	20	—
Additional paid-in capital	95,002	—
Accumulated deficiency	(15,285)	(4,118)

Total stockholders’ equity	79,737	3,809

Total liabilities and stockholders’ equity	$90,052	$23,798

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these financial statements.

BASIN WATER, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues
System sales	$13,861	$10,016	$3,001
Contract revenues	3,253	2,215	1,306

Total revenues	17,114	12,231	4,307

Cost of revenues
Cost of system sales	12,161	4,467	1,046
Cost of contract revenues	7,522	2,323	1,300
Depreciation expense	423	340	216

Total cost of revenues	20,106	7,130	2,562

Gross profit (loss)	(2,992)	5,101	1,745

Research and development expense	634	651	316
Selling, general and administrative expense	6,827	3,334	1,765

Income (loss) from operations	(10,453)	1,116	(336)

Other income (expense)
Interest expense	(2,781)	(621)	(242)
Interest income	2,061	52	19
Other income	6	16	3

Total other expense	(714)	(553)	(220)

Income (loss) before taxes	(11,167)	563	(556)
Income tax benefit	—	—	—

Net income (loss)	$(11,167)	$563	$(556)

Net income (loss) per share:
Basic	$(0.70)	$0.06	$(0.06)
Diluted	$(0.70)	$0.04	$(0.06)
Weighted average common shares outstanding:
Basic	16,048	9,924	9,586
Diluted	16,048	12,849	9,586

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these financial statements.

BASIN WATER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficiency	Totals
	Shares	Amount
Balance—January 1, 2004	9,584	$2,255	$—	$(4,125)	$(1,870)
Issuance of common stock for services	2	7	—	—	7
Fair value of warrants issued	—	129	—	—	129
Net loss	—	—	—	(556)	(556)

Balance—December 31, 2004	9,586	2,391	—	(4,681)	(2,290)
Issuance of common stock	717	3,584	—	—	3,584
Fair value of options and warrants issued	—	1,952	—	—	1,952
Net income	—	—	—	563	563

Balance—December 31, 2005	10,303	7,927	—	(4,118)	3,809
Issuance of common stock for services	213				—
Reincorporation at time of initial public offering		(7,917)	7,917	—	—
Net proceeds from sales of common stock in the initial public offering	6,900	7	75,171	—	75,178
Conversion of preferred stock to common	2,362	3	8,776	—	8,779
Stock options exercised	110	—	163	—	163
Stock-based compensation expense	—	—	539	—	539
Fair value of options issued	—	—	495	—	495
Fair value of warrants issued	—	—	1,941	—	1,941
Net loss	—	—	—	(11,167)	(11,167)

Balance—December 31, 2006	19,888	$20	$95,002	$(15,285)	$79,737

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these financial statements.

BASIN WATER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$(11,167)	$563	$(556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,024	506	269
Stock-based compensation expense	744	31	—
Issuance of warrants for services	34	417	7
Write off of loan acquisition costs	401	—	—
Changes in operating assets and liabilities:
Accounts receivable including unbilled	(4,489)	(6,279)	533
Inventory	(367)	(268)	(56)
Prepaid expenses and other	(445)	(80)	(224)
Accounts payable	(588)	1,468	74
Deferred revenues	(501)	(354)	671
Accrued expenses and other	2,018	397	60
Other assets and other liabilities	975	(2,810)	303

Net cash provided by (used in) operating activities	(12,361)	(6,409)	1,081

Cash flows from investing activities
Purchase of property, plant and equipment	(3,942)	(1,913)	(4,131)
Issuance of notes receivable	100	325	(300)
Patent costs	(99)	(107)	(67)

Net cash used in investing activities	(3,941)	(1,695)	(4,498)

Cash flows from financing activities
Issuance of common stock	75,178	3,584	—
Proceeds from employee stock option exercises	162	—	—
Issuance of redeemable preferred stock	—	596	3,193
Proceeds from notes payable	2,000	5,156	2,344
Loan origination fees	(100)	(100)	(67)
Repayments of notes payable and capital lease obligations	(9,095)	(112)	(705)

Net cash provided by financing activities	68,145	9,124	4,765

Net increase in cash and cash equivalents	51,843	1,020	1,348
Cash and cash equivalents, beginning of period	2,724	1,704	356

Cash and cash equivalents, end of period	$54,567	$2,724	$1,704

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$727	$372	$370

Income taxes	$—	$—	$—

Non-cash financing activities:
Common stock issued for services	$—	$—	$7

Warrants issued for services and other	$1,941	$1,952	$129

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these financial statements.

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1—Business Activity

Basin Water, Inc. (the Company) designs, builds and implements systems for the treatment of contaminated groundwater. The Company markets these systems primarily to utilities, municipalities and other organizations that supply water, collectively referred to as water providers, for use in treating groundwater sources that do not comply with federal or state regulations due to the presence of chemical contaminants. Customers can choose between purchasing the Company’s systems or entering into long-term contracting arrangements for the Company’s systems.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Accordingly, actual results could differ from those estimates.

Reclassifications have been made to prior years’ financial statement presentation to conform to the current year presentation.

Revenue Recognition

The Company recognizes revenues either from a sale of a system or as recurring revenue from a long-term contract under which a system is placed.

Sale. For groundwater treatment systems sold to customers, which are sold under fixed-price contracts, the Company recognizes revenues using the percentage-of-completion method. This method takes into account the cost, estimated earnings and revenues to date on systems not yet completed. This method is used because management considers total cost to be the best available method of measuring progress on systems sold to customers. In general, financial statements based on the percentage-of-completion method present the economic substance of production-type activities more clearly than the completed-contract method, and present the relationships between sales, cost of sales and related period costs more accurately. Because of inherent uncertainties in estimating costs, estimates used may change within the near term. Such estimates are adjusted under the cumulative-catch-up method. Unless contractually agreed to otherwise, the sales contract is deemed to be substantially complete when the groundwater treatment system has been physically completed and a performance test has been passed. During the year ended December 31, 2006, the Company incurred losses on the sale of certain groundwater treatment systems. The Company has recorded an estimated provision for anticipated losses on these groundwater treatment system sales as of December 31, 2006.

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

Contract Revenue. The Company’s recurring contract revenues are generated from two sources.

The first source of recurring contract revenues is from long-term contracts under which the Company installs its system at the customer’s site and treats the customer’s groundwater. The Company retains ownership of the installed system. Under this contract, the Company recognizes monthly revenues on a straight-line basis over the life of the contract, which represents a return of the capital value of the installed system. The amount of this fixed monthly revenue is based on both the capacity of the system and the type of contaminant(s) being treated. The straight-line method best reflects the value of having the system’s capacity available to the customer at all times and is similar to the method used for calculating depreciation.

The second source of recurring revenues is from long-term contracts for the treatment of the water produced from installed treatment systems, which the Company also refers to as service revenues. Service revenues are recognized based on the actual volume of water treated each month. Such water treatment revenues bear a direct relationship to the variable costs for the purchase and delivery of salt and resin used in the system, the removal of waste and the cost to maintain and service the system. This revenue stream is generated both by systems that were purchased by the Company’s customers and by systems in which the Company retains ownership and recognizes revenues for the monthly capital component.

Under each of the long-term contracts, the customer is obligated to pay the Company for the treatment of its water—not for specific hours worked, supplies purchased or waste-hauls provided. Certain of the Company’s long-term contracts allow it to recover increased operating costs, including costs for salt, resin and removal of waste.

Under the criteria set forth in EITF 00-21, the Company has determined that the multiple deliverables of each of its long-term contracts specifically, the capital component and the volume related service charge, qualify for separate accounting treatment. The three criteria required for separate accounting treatment are: 1) that each deliverable has a standalone value to the customer, 2) that there is objective and reliable evidence of fair value of each deliverable and 3) that there are no general refund rights for the deliverables.

During the latter half of 2006 and early 2007, improvements to the Company’s management controls and accounting systems enabled the Company to more thoroughly analyze operating results for each service contract and determine that certain, generally older contracts were operating at net cash flow losses. These contracts have sustained increasing operating costs such as waste disposal and salt purchase costs as the direct result of higher fuel, salt and other third-party costs. However, unlike the Company’s more recent contracts, these older contracts do not allow management to renegotiate the terms to recover such increased costs, management has determined that these contracts will continue to generate net operating cash flow losses through the end of the contract period. Accordingly, the Company recorded a reserve for future contract losses in the amount of $3.7 million in the fourth quarter of 2006. This amount represents the losses which management expects to incur during the remaining term of these contracts.

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

In the case of contracts under which the Company owns the system, the customer is obligated to pay the Company the fixed capital component of the system on a monthly basis. These arrangements are classified and treated as operating leases under Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, because they meet the four criteria of an operating lease: 1) there is no transfer of title; 2) there is not a bargain purchase option; 3) the lease term is substantially shorter than the economic life of the system; and 4) the present value of the capital component payments is less than 90% of the fair value of the water treatment system at the inception of the contract.

Accounts Receivable

In general, accounts receivable arising from systems sales to customers are due in accordance with the provisions of the sales contract, which may provide for extended payment terms ranging from several months to one year or more for a significant portion of the sales price. In contrast, accounts receivable from systems placed under long-term contracts with customers are usually due within a much shorter period of time, generally within one month after the date services have been performed and the customer has been billed. Accordingly, in periods in which the Company’s revenues from system sales are higher relative to revenues from long-term contracts, the collection of accounts receivable will be much slower due to the nature of the sales contracts. Management has assessed the collectibility of accounts receivable as of December 31, 2006, and recorded an allowance for doubtful accounts of $433 based upon this assessment.

Inventory

Inventory consists primarily of raw materials and supplies. Inventory items are stated at the lower of cost, on a first-in, first-out (FIFO) basis, or market. Physical counts of inventory are conducted periodically to help verify the balance of inventory. A reserve is maintained for obsolete inventory, if appropriate. The Company considers inventory to be obsolete when it is no longer usable as a system component.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Property consists primarily of groundwater treatment systems which the Company places with customers under various arrangements. For groundwater treatment systems placed with customers under long-term contracts, the Company capitalizes materials, labor, overhead and interest. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets.

The Company capitalizes expenditures for significant renewals and betterments that extend the useful lives of property and equipment. The Company charges expenditures for maintenance and repairs to expense as incurred. Estimated useful lives are generally as follows: auto equipment—three to five years; furniture and fixtures—five to seven years, other equipment—five to 10 years, and groundwater treatment systems—20 years. Judgments and estimates made by the Company related to the expected useful lives of these assets are affected by factors such as changes in operating performance and fluctuations in economic conditions.

Construction in progress is recorded when costs related to the construction of water treatment systems are incurred.

The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

carrying amount of an asset may not be recoverable. When the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, the Company would measure an impairment loss in an amount equal to the excess of the carrying amount over the discounted cash flows. No impairment losses were recorded for the years ended December 31, 2006, 2005 and 2004.

Deferred Revenues

In connection with long-term contracts, the Company may receive payments from its customers prior to the system being placed in service. Such payments are recorded as deferred revenues. In addition, the Company may receive payments from its customers in excess of that which can be recognized on a straight-line basis. These payments are also recorded as deferred revenues. All deferred revenues amounts are recognized as revenues in the periods in which services are rendered to the customer.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method under SFAS No. 109, Accounting for Income Taxes, which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Patents

At December 31, 2006 and 2005, the Company has incurred cumulative legal fees in the amount of $387 and $288, respectively, as a result of application for a series of patents. On March 16, 2004, the United States Patent Office issued a patent for a fixed bed ion exchange system for removing arsenic from water. Accordingly, the Company began to amortize the related patent costs in March 2004. At the time the patents are received, all costs incurred in obtaining the patents will be amortized over their estimated useful lives of 17 years. The amount of patent amortization expense was $3 and $2 for the years ended December 31, 2006 and 2005, respectively.

Loan Origination Costs

Charges associated with obtaining a new loan agreement are capitalized and amortized over the life of the loan. The loan origination costs related to the loan from Aqua America (the Aqua Note) are being amortized over the remaining life of the loan which matures in May 2007. Accumulated amortization of the loan origination costs related to the Aqua Note amounted to $63 at December 31, 2006.

The loan origination costs related to the loan from BWCA I, LLC (the BWCA loan) were being amortized over a period of approximately ten years, and the loan origination costs related to the $5,000 of subordinated notes (the XACP Notes) issued in October 2005 to certain affiliates of Cross Atlantic Capital Partners and another purchaser were being amortized over a period of three years.

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

In connection with this initial public offering in May, 2006, the Company repaid the BWCA loan and the XACP loan. All remaining loan origination costs related to these notes were written off. Accumulated amortization of the loan origination costs related to the BWCA loan amounted to $36 at December 31, 2005. Accumulated amortization of the XACP Notes origination costs was $21 at December 31, 2005.

Research and Development Expenses

Research and development expenses are charged to operations in the year incurred. Research and development expenses totaled $634, $651 and $316 for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-based Compensation

2006 Equity Incentive Award Plan

In May 2006, the Company adopted the Basin Water 2006 Equity Incentive Award Plan, or 2006 Equity Plan. The 2006 Equity Plan replaces the 2001 Stock Option Plan, and became effective immediately prior to the completion of the initial public offering in May 2006. Under the 2006 Equity Plan, 2,500,000 shares of the Company’s common stock were reserved for issuance. This is in addition to the 2,100,000 shares of common stock initially reserved under the 2001 Stock Option Plan.

2001 Stock Option Plan

On August 27, 2001, the Company established the Basin Water 2001 Stock Option Plan. Under the plan, 900,000 shares of Company common stock were initially reserved for issuance upon exercise of options pursuant to the plan. In June 2005, the plan was amended to increase the number of shares of Company common stock reserved for issuance to 2,100,000. In May 2006, the 2001 Stock Option Plan was replaced by the 2006 Equity Plan.

Change in Accounting Principle

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS No. 123(R), stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). The Company elected to adopt the modified prospective transition method as provided under SFAS No. 123(R). This method applies to all new awards or awards modified, repurchased or cancelled on or after January 1, 2006. Accordingly, financial statement amounts for the prior periods presented herein have not been restated to reflect the fair value method of expensing share-based compensation.

Redeemable Convertible Preferred Stock

The Company sold 149,250 and 762,500 shares of no par value Series B preferred stock for $4.00 per share during the years ended December 31, 2005 and 2004, respectively. Also, at December 31, 2004, the Company had committed to issue an additional 37,500 shares of Series B preferred stock for which it had received proceeds

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

of $4.00 per share as of that date. Such stock was issued in January 2005. Costs of the offering totaled $2 and $7 in 2005 and 2004, respectively. Additionally, as part of the offering, the Company issued seven-year warrants to purchase 78,488 shares of Series B convertible stock at an exercise price of $4.40 per share. The estimated fair value of the warrants granted was determined to be approximately $61 based on the Black-Scholes valuation model. The warrants are fully exercisable and expire in 2010.

In connection with the initial public offering in May 2006, all 2,361,625 shares of Series A and Series B preferred stock outstanding were converted into shares of common stock.

Impact of Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, SFAS No. 133 requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS No. 155 amends SFAS No. 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS No. 155, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities , permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. SFAS No. 155 became effective for fiscal years beginning after September 15, 2006, with early adoption as of the beginning an entity’s fiscal year. The Company does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. Adoption of SFAS 157 is required for the Company’s fiscal year beginning January 1, 2008, and will be applied prospectively under most circumstances. The Company does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other specified items at fair value. This statement is effective for the Company’s fiscal year beginning January 1, 2008 and will be applied prospectively.

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

The Company does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 became effective for the Company on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity for the fiscal year of adoption. The Company has not yet determined the potential financial statement impact of adopting FIN 48.

Note 3—Earnings Per Share

In accordance with the provisions of SFAS No. 128, Earnings Per Share, the Company reports earnings per share (EPS) by computing both basic and diluted EPS. Basic EPS measures the Company’s performance for a reporting period by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS measures the Company’s performance for a reporting period by dividing net income available to common stockholders by the weighted average number of shares of common stock plus common stock equivalents outstanding during the period. Common stock equivalents consist of all potentially dilutive common shares, such as stock options and warrants, which are convertible into shares of common stock.

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Earnings Per Share (continued)

The Company incurred a net loss for the years ended December 31, 2006 and 2004. As a result, approximately 719,000 and 309,000 shares issuable upon exercise of outstanding stock options, as well as 1,034,000 and 11,000 warrants and 908,000 and 1,571,000 shares of redeemable convertible preferred stock have been excluded from the computation of diluted EPS in 2006 and 2004, respectively, due to the antidilutive effect of such common stock equivalents. The following tables contain a reconciliation of the numerators (net income or loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Year Ended December 31,
Net income (loss) per share	2006	2005	2004
Numerator:
Net income (loss) applicable to common shares	$(11,167)	$563	$(556)

Denominator:
Weighted average common shares outstanding	16,048	9,924	9,586

Net income (loss) per common share	$(0.70)	$0.06	$(0.06)

Net income (loss) per share—assuming dilution
Numerator:
Net income (loss) applicable to common shares	$(11,167)	$563	$(556)

Denominator:
Weighted average common shares outstanding	16,048	9,924	9,586
Add shares issued on assumed:
Exercise of stock options	—	391	—
Exercise of warrants	—	196	—
Conversion of redeemable convertible preferred stock	—	2,338	—

Weighted average common shares outstanding	16,048	12,849	9,586

Net income (loss) per common share—diluted	$(0.70)	$0.04	$(0.06)

Note 4—Concentrations of Risk

Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits. At December 31, 2006, the Company had cash balances of $54.5 million in excess of the FDIC insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 4—Concentrations of Risk (continued)

Major Customers

In 2006, the Company had two customers from which it received approximately 47% of revenues. The largest customer represented 30% of revenues. In 2005, the Company had four customers from which it received approximately 71% of revenues. The largest customer represented 34% of revenues. In 2004, the Company received approximately 69% of revenues from four customers. At December 31, 2006 and 2005, accounts receivable from these same customers amounted to 48% and 83% of total accounts receivable, respectively. The Company had four customers that accounted for 67% of total accounts receivable as of December 31, 2006, while five customers accounted for 94% of total accounts receivable as of December 31, 2005.

Note 5—Inventory

Inventory consists of raw materials used in the fabrication of the Company’s groundwater treatment units. The value of the Company’s raw materials inventory was $714 and $347 as of December 31, 2006 and 2005, respectively.

Note 6—Patents

The Company capitalizes costs of patent applications. When patents are issued, the Company amortizes the patent cost over the life of the patent, usually 17 years. Future amortization of patent costs at December 31, 2006 is approximately $3 per year for each of the five years ended December 31, 2007 through 2012, and approximately $8 thereafter. If a patent is denied, capitalized patent costs are written off in the period in which a patent application is denied.

Note 7—Long-term Accounts Receivable and Notes Receivable

The Company has three customer system sales agreements which provide for payment terms of two years, unless certain conditions are met, in which case the payment terms are accelerated. At December 31, 2006 and 2005, the amount of long-term accounts receivable was $7,466 and $2,744, respectively, which represents the balance due from these three customers under the extended payment terms.

In 2004, in connection with the sale of a system, the Company received a $300 unsecured note that provides for interest at a rate of 3% per annum. The Company received a payment of $200 in connection with this note in 2005. The final principal payment of $100 became due in 2006, and as such, the note has been classified as current. The Company has reserved $67 of this note as of December 31, 2006. Both the note and the related allowance for doubtful accounts have been classified as current assets and are included in the accounts receivable balance at December 31, 2006.

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 8—Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005
Water treatment facilities	$7,945	$8,423
Office furniture and equipment	423	259
Vehicles	206	206
Software and other	186	88
Machinery and equipment	95	56
Construction in progress	4,766	1,413

	13,621	10,445
Less: accumulated depreciation	1,394	962

Property, plant and equipmnet, net	$12,227	$9,483

Depreciation and amortization expense for property and equipment was approximately $538, $435, and $199 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 9—Equipment Placed with Customers

As indicated in Note 2, for those systems not sold to customers, the Company retains ownership of such systems and bills the customers a fixed monthly amount, which represents a return of the capital value of the installed system. These long-term contract arrangements are classified as operating leases, and the systems are depreciated over their estimated useful lives, typically 20 years. Equipment under such long-term arrangements and the related accumulated depreciation were as follows:

	December 31,
	2006	2005
Equipment on long-term contracts	$7,945	$8,423
Less: accumulated depreciation	951	649

Equipment on long-term contracts—net	$6,994	$7,774

Depreciation expense for the systems placed under these long-term arrangements was approximately $407, $340 and $219 for the years ended December 31, 2006, 2005 and 2004, respectively.

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 9—Equipment Placed with Customers (continued)

The Company’s long-term contract arrangement terms are usually for five years, with an option to renew the contract for an additional five years or to purchase the system. The purchase option is not a bargain purchase. As of December 31, 2006, scheduled minimum future contract revenues on these operating lease arrangements with original terms of one year or longer are as follows:

Year Ending December 31,	Amount
2007	$1,897
2008	1,602
2009	1,260
2010	970
2011	460
Thereafter	195

Total	$6,384

The Company had no contingent long-term contract revenue during any of the years ended December 31, 2006, 2005 and 2004.

Note 10—Capital Lease Obligations

The Company leases vehicles and certain office equipment under capital leases. The economic substance of the leases is that the Company is financing the acquisitions of vehicles and equipment through leases and, accordingly, they are recorded in the Company’s assets and liabilities. Included in depreciation expense is amortization of vehicles and equipment held under capital leases. At December 31, 2006, the net book value of assets subject to capital leases was $37.

The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31, 2006:

Year Ending December 31,	Amount
2007	$17
2008	13
2009	11
2010	—
2011	—
Thereafter	—

Total future capital lease payments	$41

Net present value of minimum lease payments	$41
Less: current portion of capital lease obligations	17

Capital lease obligations, net of current portion	$24

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 11—Notes Payable

Notes payable consists of the following:

	December 31,
	2006	2005
BWCA loan, interest payable quarterly at 9.0% per annum, principal due in seven annual installments beginning December 2006	$—	$3,974
XACP notes, interest payable semi-annually at 7.0% per annum, principal due in full in October 2008	—	5,000
Aqua note, interest payable semi-annually at 7.0% per annum, principal due in full in May 2007	2,000	—
Contract payable to a financing company in monthly installments including interest at 1.9% per annum	17	25
Notes payable to an insurance brokerage company in monthly installments including interest at 7.99%	—	85
Notes payable to an insurance brokerage company in monthly installments including interest at 8.00%	—	14

Total notes payable	2,017	9,098
Less: current portion of notes payable	(2,007)	(674)
Less: unamortized discounts on BWCA and XACP loans	—	(1,546)

Notes payable, net of current portion and unamortized discount	$10	$6,878

Aqua Note

In February 2006, the Company issued a $2,000 subordinated note to Aqua America, Inc. (the Aqua Note). The Aqua Note is secured by substantially all of the Company’s assets, including its water contracts and water services agreements. The Aqua Note accrues interest at a rate of 7.0% per annum, payable on a semiannual basis beginning July 1, 2006. The Aqua Note matures on May 11, 2007.

In connection with a nationwide strategic relationship with Aqua America and issuance of the Aqua Note, the Company issued to Aqua America a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $7.00 per share. These warrants are immediately exercisable and expire on the earliest of November 11, 2008 and immediately prior to a change in control of the Company. The Company has applied the provisions of SFAS No. 123(R), Share-Based Payment, to the warrant issued to Aqua America. Accordingly, the total fair value of the warrant issued is approximately $568. The fair value of this warrant is being amortized over the term of the strategic relationship with Aqua America. Amortization expense of the fair value of this warrant was approximately $100 during the year ended December 31, 2006.

Repayment of Notes Payable

Pursuant to the terms of a business loan agreement with BWCA I, LLC, after completion of the Company’s initial public offering in May 2006, the Company repaid $4,000 to BWCA I, LLC, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued to the lender in connection with the BWCA loan in the amount of $400 was written off in the second quarter of 2006, as the principal on the loan was

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 11—Notes Payable (continued)

repaid in full. Additionally, the Company has recorded $200 in the second quarter for an early payoff penalty related to this loan which has not yet been paid.

In accordance with the terms of the $5,000 in subordinated notes payable to The Co-Investment 2000 Fund, L.P., Cross Atlantic Technology Fund II, L.P. and Catalyst Basin Water, LLC (the XACP Notes), after completion of the Company’s initial public offering in May 2006, the Company repaid in full the XACP Notes, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued in connection with the XACP Notes in the amount of $1,100 was written off in the second quarter of 2006, as these notes were repaid in full.

In addition, the remaining unamortized loan costs of $400 for the BWCA loan and the XACP Notes were written off in the second quarter of 2006, as the principal amount of these debt instruments was repaid in full.

Note 12—Related Party Transactions

The Company paid legal fees to a legal firm whose partner is a director. The total payments for legal fees to this firm were $192, $154 and $66 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also leases office space and equipment from two individuals, one of whom is a director and employee and the other an employee, under month-to-month agreements. The total payments under these related party rental agreements were $54, $55 and $54 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also paid commissions and related expenses to two investment advisory firms, which are affiliated with two of the Company’s directors, for services rendered in the private placement offering of the Series A and B Preferred Stock and to obtain the loan agreement with BWCA. Total payments made to both parties for the year ended December 31, 2004 were $66. The Company also issued warrants to purchase a total of 42,513 shares of Series A preferred stock and 54,706 shares of Series B preferred stock to these two directors. These warrants are immediately exercisable and expire in 2010. The fair value of these warrants was $33 and $42, respectively.

Note 13—Income Taxes

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$(1,457)	$(1,229)	$(806)
State	(321)	(323)	(83)

	(1,778)	(1,552)	(889)

Deferred:
Federal	(1,981)	1,380	639
State	(659)	366	35

	(2,640)	1,746	674

Less: valuation allowance	4,418	(194)	215

Income tax provision (benefit)	$—	$—	$—

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 13—Income Taxes (continued)

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax impact	5.8%	6.4%	5.7%
Other	(0.2)%	3.4%	(1.1)%

	39.6%	43.8%	38.6%
Less: impact of valuation allowance	(39.6)%	(43.8)%	(38.6)%

Effective income tax rate	0.0%	0.0%	0.0%

At December 31, 2006, the Company has Federal and state income tax net operating loss carryforwards of approximately $15,800 and $14,500, respectively. The Federal net operating losses begin to expire in 2020. The California net operating losses have been suspended for two years and will begin to expire in 2010. Pursuant to the provisions of the Internal Revenue Code, the utilization of Federal net operating loss (NOL) carryforwards in future years may be subject to substantial annual limitations if a change of more than 50% in the ownership of the Company occurs.

The following summarizes the Company’s net deferred tax assets:

	December 31,
	2006	2005
Deferred tax assets:
NOL carryforwards	$6,678	$3,761
Reserves and allowances	1,810	—
Deferred revenues	715	710
Stock-based compensation	332	—
Other	846	144

Total deferred tax assets	10,381	4,615

Deferred tax liabilities:
Revenue recognition	(2,709)	(1,927)
Depreciation	(848)	(973)
Other	(532)	(163)

Total deferred tax liabilities	(4,089)	(3,063)

Less: valuation allowance	(6,292)	(1,552)

Net deferred income tax liability	$—	$—

The valuation allowance increased approximately $4,740 in 2006 and decreased approximately $316 in 2005. Due to the uncertainty of the Company’s ability to utilize the net operating loss carryforwards, the Company has recorded a valuation allowance to offset the net deferred tax asset at December 31, 2006 and 2005.

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 14—Common Stock and Redeemable Convertible Preferred Stock

Initial Public Offering

In May 2006, the Company registered for sale and sold 6,900,000 shares of $0.001 par value common stock at a price or $12.00 per share in its initial public offering. After underwriting discounts and commissions and offering expenses in the amount of $7,600 million, the net proceeds from the Company’s initial public offering were approximately $75,200.

After the initial public offering, the Company’s amended and restated certificate of incorporation provides for a total of 100,000,000 authorized shares of common stock, $0.001 par value. Also, immediately prior to the initial public offering, the Company reincorporated in Delaware.

Other Sales of Common Stock

During the period from May 2005 through September 2005, the Company sold 717,000 shares of no par value common stock at a price of $5.00 per share. After offering costs in the amount of $1, the net proceeds from these stock sales were approximately $3,584.

Issuance of Restricted Stock

In May 2006, the Company issued a restricted stock grant of 8,125 shares of common stock to its Chief Executive Officer, and a restricted stock grant of 4,875 shares of common stock to its Chief Financial Officer. In October 2006, the Company issued a restricted stock grant of 200,000 shares of common stock to its President and Chief Operating Officer. All of these grants are subject to a 3-year vesting period from date of grant, with  1/3 of the stock vesting on the anniversary dates of the grants each year during the 3-year period. The fair value of these restricted stock grants is based on the grant date closing price of the Company’s common stock, and is recorded as an increase in common stock and additional paid-in capital, with an offsetting decrease in stockholders’ equity, which is then amortized to expense over the vesting period of the stock grants. At December 31, 2006, the amount of grant date fair value of restricted stock grants was $1,881, of which $93 was amortized as expense during 2006, leaving a remaining balance of $1,788 to be amortized over the remaining vesting periods.

Note 15—Stock-Based Compensation

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

Prior to becoming a publicly traded company in May 2006, the Company granted stock options with exercise prices equal to the estimated fair value of its common stock. However, to the extent that the deemed fair value of the common stock exceeded the exercise price of stock options on the date of the grant, the Company recorded deferred stock-based compensation expense and amortizes the expense over the vesting period of the

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 15—Stock-Based Compensation (continued)

options. The fair value of the Company’s common stock was determined by the Company’s Board of Directors (the Board). In the absence of a public trading market for the Company’s common stock, the Board considered both objective and subjective factors in determining the fair value of the Company’s common stock and related stock options. Consistent with the guidance provided by the American Institute of Certified Public Accountants in its Technical Practice Aid (TPA) entitled The Valuation of Privately Held Company Equity Securities Issued as Compensation, such considerations included, but were not limited to, the following factors:

•	The liquidation preference, anti-dilution and redemption rights of the preferred stock and the lack of such rights for the common stock;

•	The per share price for concurrent or recent sales of common stock and redeemable convertible preferred stock;

•	Historical performance and operating results at the time of the grant;

•	Expected future earnings performance;

•	Liquidity and future capital requirements;

•	Stage of development and business strategy;

•	Marketplace developments and major competition;

•	Market barriers to entry;

•	Strategic relationships with third parties;

•	Size of workforce and related skills;

•	The illiquidity of the common stock; and

•	The likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering or a sale.

In connection with the Company’s initial public offering, the Company re-evaluated the historical fair value of its common stock. As a result of this re-evaluation, the Company recorded deferred stock-based compensation for the years ended December 31, 2006 and 2005 in the amount of $401 and $229, respectively, which represents the difference between the exercise price of stock options granted in the first quarter of 2006 and in the fourth quarter of 2005 and the revised fair value of the common stock underlying such options on the date of grant. Pursuant to FASB Interpretation (FIN) No. 28, the Company is amortizing these deferred compensation amounts using the straight-line attribution method over the vesting period of the options, which is generally three years. As a result of the amortization of the deferred compensation amounts, the Company recorded $205 and $31 of non-cash stock-based compensation expense in the years ended December 31, 2006 and 2005, respectively. No stock-based compensation expense was recorded for the year ended December 31, 2004 as the exercise price of the stock options granted was equal to or in excess of the estimated fair value of the Company’s common stock on the date of grant.

Change in Accounting Principle

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the date of

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 15—Stock-Based Compensation (continued)

grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). The Company elected to adopt the modified prospective transition method as provided under SFAS No.123(R). This method applies to all new awards or awards modified, repurchased or cancelled on or after January 1, 2006. Accordingly, financial statement amounts for the prior periods presented herein have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with the provisions of Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In addition, the Company complied with the disclosure only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Had the Company accounted for stock-based compensation awards issued prior to 2006 using the fair value based accounting method described in SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s net income (loss) per share for the years ended December 31, 2005 and 2004 would have been as follows:

	Year Ended December 31,
	2005	2004
Net income (loss) as reported	$563	$(556)
Add: employee stock-based compensation expense included in reported net income (loss)	31	—
Less: stock-based compensation expense determined using the fair-value accounting method	(370)	(122)

Pro forma net income (loss)	$224	$(678)

Basic earnings (loss) per share:
As reported	$0.06	$(0.06)
Pro forma	$0.02	$(0.07)
Diluted earnings (loss) per share:
As reported	$0.04	$(0.06)
Pro forma	$0.02	$(0.07)

The Company estimated the fair value of stock options granted during the year ended December 31, 2006 and 2005 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of the Company’s stock over the expected option term, and the expected annual dividend yield on the Company’s stock. The fair value of each option grant during the years ended December 31, 2006, 2005, and 2004 was estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected option term in years	6.5 to 7.5	0.8 to 7.5	6.5
Risk free interest rate	4.3% to 5.0%	4.0% to 4.2%	3.6%
Expected volatility	28.3% to 29.6%	30.0%	45.8%
Expected dividend yield	0.0%	0.0%	0.0%

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 15—Stock-Based Compensation (continued)

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

SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred, as permitted under SFAS No. 123. The cumulative effect of adopting the change in estimating forfeitures is not material to the Company’s financial statements for the year ended December 31, 2006.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2006 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	1,209	$3.15
Granted	554	$7.55
Exercised	(110)	$1.48
Forfeited	(125)	$5.00

Options outstanding at December 31, 2006	1,528	$4.72

The following tables summarize information about stock options outstanding and exercisable as of December 31, 2006:

(In thousands, except exercise prices)	Outstanding	Exercisable
Number of shares	1,528	948
Weighted average remaining contractual life in years	7.6	6.6
Weighted average exercise price per share	$4.72	$3.10
Aggregate intrinsic value (at estimated fair value of $9.00 per share)	$6,540	$5,593

The weighted average grant-date fair value of options granted by the Company during the year ended December 31, 2006 was $1.88 per share. Compensation expense arising from stock option grants was $539 for the year ended December 31, 2006, all of which expense was included in selling, general and administrative expense for the year. No related income tax benefit was recorded as the Company has significant net operating loss carryforwards (see Note 13). The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s estimated stock price of $9.00 per share on January 1, 2006 and the exercise price times the number of shares) that would have been received by the option holders had all options holders exercised their options on December 31, 2006. This amount will vary as the Company’s stock price varies.

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 15—Stock-Based Compensation (continued)

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $1.33	400	$1.15	4.7 yrs	400	$1.15
$4.00	308	$4.00	7.4 yrs	265	$4.00
$5.00	406	$5.00	8.6 yrs	283	$5.00
$8.11 - $9.00	414	$8.42	9.7 yrs	—

	1,528	$4.72		948	$3.10

As of December 31, 2006, approximately $1,008 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.5 years. The total fair value of options vested during the year ended December 31, 2006 was $475.

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

Note 16—Warrants

From time to time, the Company has issued common stock warrants to non-employees in connection with various transactions, primarily the issuance of notes payable (see Note 11). A summary of common stock warrants issued during the three years ended December 31, 2006 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Balance—January 1, 2004	709	$4.01
Warrants issued	165	$4.00

Balance—December 31, 2004	874	$4.01
Warrants issued	1,480	$6.06

Balance—December 31, 2005	2,354	$5.30
Warrants issued	450	$6.44

Balance—December 31, 2006	2,804	$5.48

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 16—Warrants (continued)

The Company has applied the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to estimate the fair market value of both the common stock and preferred stock warrants on the date of issuance using the Black Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected life in years	2.5	2.5 to 3.0	2.0 to 2.3
Risk free interest rate	3.8%	3.8%	3.2% to 3.4%
Volatility	30.0%	30.0%	45.8%
Dividend yield	0.0%	0.0%	0.0%

The expected life in years was calculated using an average of the vesting period and the option term, in accordance with the “simplified” method for “plain vanilla” stock options allowed under SAB 107. The risk-free interest rate is the rate on a zero-coupon U.S. Treasury bond with a remaining term equal to the expected life of the option. The volatility was derived from an industry-based index, in accordance with the calculated-value method allowed under SFAS No. 123.

As a result of these computations of the fair value of warrants issued, the following amounts have been recorded in the financial statements:

•

Warrants to purchase 717,450 shares of stock issued to the lender under the BWCA loan in 2003 and 2004 with an aggregate fair value of $435 have been recorded as a discount to debt with a corresponding credit to common stock, and this discount was being amortized to interest expense over the life of the BWCA loan until after completion of the Company’s initial public offering in May 2006, when the Company repaid the BWCA loan in full pursuant to the terms of a business loan agreement with BWCA I, LLC. The remaining unamortized fair value of warrants in the amount of $392 was written off in the second quarter of 2006 (see Note 11).

•

Warrants to purchase 1,000,000 shares of stock issued to the purchasers of the XACP Notes in October 2005 with an aggregate fair value of $1,337 have been recorded as a discount to debt with a corresponding credit to common stock, and this discount was being amortized to interest expense over the life of the XACP Notes until after completion of the Company’s initial public offering in May 2006, when the Company repaid the XACP Notes in full pursuant to the terms of a business loan agreement with BWCA I, LLC. The remaining unamortized fair value of warrants in the amount of $1,132 was written off in the second quarter of 2006 (see Note 11).

•

Pursuant to a $1,500 binding commitment letter with a customer in September 2005, the customer committed to purchase two of the Company’s groundwater treatment systems. As part of this transaction, the Company granted to the customer a warrant to purchase 180,000 shares of common stock at an exercise price of $5.50 per share. This warrant is fully vested upon issuance, and may be exercised for five years after the date of grant. This warrant has a fair value of $168, which is being recorded as a charge to revenues as the related revenues are recognized. Such charges totaled $14 and $154 during the years ended December 31, 2006 and 2005, respectively.

•	Pursuant to a binding commitment letter with Shaw Environmental, Inc. (Shaw) in December 2005, Shaw committed to purchase a total of $5,000 of the Company’s groundwater treatment systems prior

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 16—Warrants (continued)

to December 31, 2006. The Company granted to Shaw a warrant to purchase 300,000 shares of common stock at an exercise price of $7.00 per share in connection with Shaw’s purchase of the Company’s groundwater treatment systems. This warrant vests 20% for each $1,000 paid in cash by Shaw to the Company in connection with this $5,000 purchase commitment, and may be exercised for five years after the date of grant. As of December 31, 2006, no shares had vested under the Shaw warrant. This warrant has a fair value of $537, which is being recorded as a charge to revenues as the related revenues are recognized under the $5,000 purchase commitment. Such charges totaled $342 and $173 during the year ended December 31, 2006 and 2005, respectively.

•

In February 2006, in connection with the consent granted by BWCA I, LLC with respect to the Company’s issuance of the Aqua Note, the Company granted to BWCA I, LLC a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $8.00 per share. This warrant is immediately exercisable and may be exercised for five years after the date of grant. This warrant has a fair value of $91, and was written off with the repayment of the BWCA loan in the second quarter of 2006.

•

Warrants to purchase 400,000 shares of stock issued to Aqua America in connection with a nationwide strategic relationship with Aqua America and issuance of the Aqua Note in February 2006 with an aggregate fair value of $568 have been recorded as an asset, and are being amortized to selling expense over the life of the nationwide strategic relationship.

In general, the Company grants warrants with exercise prices equal to the estimated fair value of its common stock. However, to the extent that the deemed fair value of the common stock exceeds the exercise price of warrants on the date of the grant, the Company records deferred charges and amortizes such deferred charges over the life of the underlying transaction with which the warrants were issued. Prior to the Company’s initial public offering in May 2006, the fair value of the Company’s common stock was determined by the Board. In the absence of a public trading market prior to the initial public offering for the Company’s common stock, the Board considered both objective and subjective factors in determining the fair value of the Company’s common stock and related warrants. Consistent with the guidance provided by the American Institute of Certified Public Accountants in its Technical Practice Aid (TPA) entitled The Valuation of Privately Held Company Equity Securities Issued as Compensation, such considerations included, but were not limited to, the following factors:

•	The liquidation preference, anti-dilution and redemption rights of the preferred stock and the lack of such rights for the common stock;

•	The per share price for concurrent or recent sales of common stock and redeemable convertible preferred stock;

•	Historical performance and operating results at the time of the grant;

•	Expected future earnings performance;

•	Liquidity and future capital requirements;

•	Stage of development and business strategy;

•	Marketplace developments and major competition;

•	Market barriers to entry;

•	Strategic relationships with third parties;

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 16—Warrants (continued)

•	Size of workforce and related skills;

•	The illiquidity of the common stock; and

•	The likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering or a sale.

In connection with the Company’s initial public offering, the Company re-evaluated the historical fair value of its common stock. As a result of this re-evaluation, the Company recorded deferred charges for warrants issued during the years ended December 31, 2006 and 2005 in the amounts of $925 and $60, respectively, which represent the difference between the exercise price of warrants granted in the first quarter of 2006 and in the fourth quarter of 2005 and the revised fair value of the common stock underlying such warrants on the date of grant. Pursuant to FASB Interpretation (FIN) No. 28, the Company is amortizing such deferred charges over the appropriate period of the underlying transaction. Accordingly, the Company recorded $39 and $18 of non-cash charges against revenues in the years ended December 31, 2006 and 2005, respectively. Additionally, the Company recorded $25 of non-cash interest expense and $158 of selling expense during the year ended December 31, 2006. As of December 31, 2006, the balance of unamortized deferred charges recorded in the fourth quarter of 2005 was $3 which will be amortized as charges to revenues as the remaining revenues are recognized under the $5,000 Shaw purchase commitment. Also, as of December 31, 2006, the balance of unamortized deferred charges recorded in the first quarter of 2006 was $742, which will be amortized as selling expense over the life of the nationwide strategic alliance with Aqua America. No warrant-related deferred charges were recorded for the year ended December 31, 2004 as the exercise price of the warrants granted in that year was equal to or in excess of the estimated fair value of the Company’s common stock on the date of grant.

Note 17—Commitments

Customer Contracts

The Company has long-term water treatment contracts with various customers. Under the terms of these contracts, the Company is entitled to monthly standby fees from these customers for periods ranging from three to five years. Additionally, the Company has received prepayments in conjunction with certain long-term treatment contracts. These prepayments are recorded as deferred revenues. As of December 31, 2006, deferred revenues are expected to be recognized as revenues in future years as follows:

Year Ending December 31,	Amount
2007	$292
2008	123
2009	121
2010	121
2011	120
Thereafter	330

Total	$1,107

BASIN WATER, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 17—Commitments (continued)

Operating Leases

The Company has entered into operating leases for office space, facilities and equipment. The office space lease agreements provide for extensions of the leases. The facility lease requires payment of common area maintenance, insurance and property taxes in addition to rental payments. The total gross rental expense for all operating leases for the years ended December 31, 2006, 2005 and 2004 was $254, $173 and $167, respectively. As of December 31, 2006, the minimum future payments under the leases are as follows:

Year Ending December 31,	Amount
2007	$243
2008	248
2009	248
2010	253
2011	110
Thereafter	—

Total	$1,102

BASIN WATER, INC.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Valuation allowance for net deferred tax assets:
Year ended December 31, 2004	$1,660	$208	$—	$1,868
Year ended December 31, 2005	$1,868	$—	$(316)	$1,552
Year ended December 31, 2006	$1,552	$4,740	$—	$6,292

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2004	$—	$—	$—	$—
Year ended December 31, 2005	$—	$—	$—	$—
Year ended December 31, 2006	$—	$500	$—	$500