Form 10-Q
period 2007-03-31
Basin Water, Inc.
filed 2007-05-14
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 11, there were 19,907,672 shares of common stock, par value $0.001, outstanding.

BASIN WATER, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BASIN WATER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,218	$54,567
Accounts receivable, net of $67 and $67 allowance for doubtful accounts	2,351	2,416
Unbilled receivables, net of $468 and $433 allowance for doubtful accounts	9,422	9,123
Inventory	767	714
Prepaid expenses and other	878	634

Total current assets	64,636	67,454

Property and equipment
Property and equipment	14,519	13,621
Less: accumulated depreciation	1,538	1,394

Property and equipment, net	12,981	12,227

Other assets
Long-term unbilled receivables	7,468	7,466
Patent costs, net	384	383
Loan costs, net	—	37
Other assets	2,276	2,485

Total other assets	10,128	10,371

Total assets	$87,745	$90,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,029	$1,562
Current portion of notes payable	2,007	2,007
Current portion of capital lease obligations	14	17
Current portion of deferred revenue and advances	292	292
Current portion of contract loss reserve	1,199	1,321
Accrued expenses and other	2,256	2,291

Total current liabilities	6,797	7,490
Notes payable, net of current portion and unamortized discount	10	10
Capital lease obligations, net of current portion	21	24
Deferred revenue, net of current portion	487	387
Contract loss reserve, net of current portion	2,404	2,404

Total liabilities	9,719	10,315

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized, 19,907,672 and 19,887,672 shares issued and outstanding	20	20
Additional paid-in capital	95,448	95,002
Accumulated deficiency	(17,442)	(15,285)

Total stockholders’ equity	78,026	79,737

Total liabilities and stockholders’ equity	$87,745	$90,052

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenues
System sales	$929	$3,091
Contract revenues	678	612

Total revenues	1,607	3,703

Cost of revenues
Cost of system sales	1,158	1,924
Cost of contract revenues	630	555
Depreciation expense	106	77

Total cost of revenues	1,894	2,556

Gross profit (loss)	(287)	1,147

Research and development expense	161	70
Selling, general and administrative expense	2,337	1,129

Loss from operations	(2,785)	(52)

Other income (expense)
Interest expense	(75)	(353)
Interest income	702	34
Other income	1	—

Total other expense	628	(319)

Loss before taxes	(2,157)	(371)
Income tax benefit	—	—

Net loss	$(2,157)	$(371)

Net loss per share:
Basic	$(0.11)	$(0.04)
Diluted	$(0.11)	$(0.04)

Weighted average common shares outstanding:
Basic	19,700	10,303
Diluted	19,700	10,303

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficiency	Totals
	Shares	Amount
Balance—December 31, 2006	19,888	$20	$95,002	$(15,285)	$79,737
Exercise of common stock options	20	—	98	—	98
Stock-based compensation expense	—	—	348	—	348
Net loss	—	—	—	(2,157)	(2,157)

Balance—March 31, 2007	19,908	$20	$95,448	$(17,442)	$78,026

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net loss	$(2,157)	$(371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	229	520
Stock-based compensation expense	401	230
Issuance of warrants for services	—	174
Changes in operating assets and liabilities:
Accounts receivable including unbilled	(234)	11
Inventory	(53)	(183)
Prepaid expenses and other	(244)	(86)
Accounts payable	(533)	(569)
Deferred revenues	100	(197)
Accrued expenses and other	(35)	145
Other assets and other liabilities	(16)	(421)

Net cash used in operating activities	(2,542)	(747)

Cash flows from investing activities
Purchase of property, plant and equipment	(898)	(1,100)
Net book value of property sold	—	630
Patent costs	(1)	(1)

Net cash used in investing activities	(899)	(471)

Cash flows from financing activities
Proceeds from stock option exercises	98	—
Proceeds from notes payable	—	1,960
Loan origination fees	—	(100)
Repayments of notes payable and capital lease obligations	(6)	20

Net cash provided by financing activities	92	1,880

Net increase (decrease) in cash and cash equivalents	(3,349)	662

Cash and cash equivalents, beginning of period	54,567	2,724

Cash and cash equivalents, end of period	$51,218	$3,386

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$74	$372

Income taxes	$—	$—

Non-cash financing activities:
Common stock issued for services	$—	$—

Warrants issued for services and other	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

BASIN WATER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 1—Business Activity

Basin Water, Inc. and its subsidiary (the Company) design, build, and implement systems for the treatment of contaminated groundwater. The Company markets these systems primarily to utilities, municipalities and other organizations that supply water, collectively referred to as water providers, for use in treating groundwater sources that do not comply with federal or state regulations due to the presence of chemical contaminants. Customers can choose between purchasing these systems and entering into long-term contracting arrangements for the Company’s systems, but in each case, entering into a long-term service arrangement with the Company. For any customers selecting a long-term capital arrangement, the Company may enter into a third-party financing arrangements.

In May 2006, the Company registered for sale and sold 6,900,000 shares of $0.001 par value common stock at a price of $12.00 per share in its initial public offering. After underwriting discounts and commissions and offering expenses in the amount of $7,600, the net proceeds from the Company’s initial public offering were approximately $75,200.

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

Note 2—Summary of Significant Accounting Policies

Interim Financial Statements

The interim financial statements for the three months ended March 31, 2007 and 2006 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934 as prescribed by the Securities and Exchange Commission (SEC). As such, certain disclosures which would substantially duplicate the disclosures contained in the Company’s latest audited financial statements have been omitted. This Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (the March Report) should be read in concert with the Company’s Annual Report on Form 10-K (the 2006 Annual Report), which contains the Company’s audited financial statements for the year ended December 31, 2006.

The interim financial information for the three month periods ended March 31, 2007 and 2006 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in the March Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (US GAAP) for audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial information.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Accordingly, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year financial statement presentation to conform to the current year presentation.

Revenue Fluctuations

The Company’s revenues vary from period to period, because customers may choose between purchasing groundwater treatment systems and entering into long-term contract arrangements for groundwater treatment systems. If a customer chooses to purchase a system, revenues are recognized over a much shorter period of time, generally within two or three quarters, than for the same system if the customer chooses a long-term contract arrangement. Revenues tend to be higher in periods in which sales rather than long-term use contracts occur. The results of operations for the first three months of 2007 are not necessarily predictive of the remaining nine months of the year.

BASIN WATER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued which would impact the Company’s financial position following the filing of the Company’s 2006 Annual Report.

Recently Adopted Pronouncements

On January 1, 2007, the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Prior to the adoption of FIN 48, the Company recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. As a result of the adoption of FIN 48, the Company determined that no material adjustments to the financial statements were necessary.

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

The Company incurred net losses for the three month periods ended March 31, 2007 and 2006, respectively. Approximately 426,000 stock options and 616,000 warrants have been excluded from the computation of diluted EPS for the three months ended March 31, 2007 due to the antidilutive effect of such common stock equivalents.

Likewise, approximately 733,000 stock options, 936,000 warrants and 2,362,000 shares of redeemable convertible preferred stock have been excluded from the computation of diluted EPS for the three months ended March 31, 2006, due to the antidilutive effect of such common stock equivalents.

In addition, approximately 419,000 stock options and 50,000 warrants have been excluded from the computation of diluted EPS for the three months ended March 31, 2007 as the exercise price of such options and warrants was higher than the weighted average price of the Company’s common stock during that period.

BASIN WATER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 3—Earnings Per Share (continued)

The following tables contain a reconciliation of the numerators (net loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Three Months Ended March 31,
Net loss per share	2007	2006
Numerator:
Net loss applicable to common shares	$(2,157)	$(371)

Denominator:
Weighted average common shares outstanding	19,700	10,303

Net loss per common share	$(0.11)	$(0.04)

Net loss per share—assuming dilution
Numerator:
Net loss applicable to common shares	$(2,157)	$(371)

Denominator:
Weighted average common shares outstanding	19,700	10,303
Add shares issued on assumed:
Exercise of stock options	—	—
Exercise of warrants	—	—

Weighted average common shares outstanding	19,700	10,303

Net loss per common share—diluted	$(0.11)	$(0.04)

Note 4—Stock-Based Compensation

2006 Equity Incentive Award Plan

In May 2006, the Company adopted the Basin Water 2006 Equity Incentive Award Plan, or 2006 Equity Plan. The 2006 Equity Plan became effective immediately prior to the completion of the initial public offering in May 2006. Under the 2006 Equity Plan, 2,500,000 shares of the Company’s common stock were reserved for issuance. This was in addition to the 2,100,000 shares of common stock initially reserved under the 2001 Stock Option Plan. In May 2006, the 2001 Stock Option Plan was replaced by the 2006 Equity Plan.

Options issued under the plan are issued at the market price of the stock on the date of the grant. Option grants are generally exercisable over three years, starting one year from the date of grant, and they expire 10 years from the date of grant.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

BASIN WATER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 4—Stock-Based Compensation (continued)

The Company estimated the fair value of stock options granted during the three months ended March 31, 2007 and 2006 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of the Company’s stock over the expected option term, and the expected annual dividend yield on the Company’s stock. The fair value of each option grant during the three months ended March 31, 2007 and 2006 was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2007	2006
Expected option term in years	5.0 to 6.5	6.5
Risk free interest rate	4.8%	4.3%
Expected volatility	29.5%	28.3%
Expected dividend yield	0.0%	0.0%

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

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2007 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	1,528	$4.72
Granted	55	$7.47
Exercised	(20)	$5.00
Forfeited	(50)	$8.11

Options outstanding at March 31, 2007	1,513	$4.70

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2007:

(In thousands, except exercise prices)	Outstanding	Exercisable
Number of shares	1,513	955
Weighted average remaining contractual life in years	7.4	6.4
Weighted average exercise price per share	$4.70	$3.11
Aggregate intrinsic value (at estimated fair value of $9.00 per share)	$6,506	$5,625

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s estimated stock price of $9.00 per share on January 1, 2006 and the exercise price times the number of shares) that would have been received by the option holders had all options holders exercised their options on March 31, 2007. This amount will vary as the Company’s stock price varies.

BASIN WATER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 4—Stock-Based Compensation (continued)

The weighted average grant-date fair value of options granted by the Company during the three months ended March 31, 2007 was $2.96 per share.

As of March 31, 2007, approximately $1,007 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.4 years. The total fair value of options vested during the three month period ending March 31, 2007 was $41.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $1.33	400	$1.15	4.4 yrs	400	$1.15
$4.00	308	$4.00	7.2 yrs	282	$4.00
$5.00	386	$5.00	8.4 yrs	268	$5.00
$7.47 - $9.00	419	$8.31	9.5 yrs	5	$7.47

	1,513	$4.70		955	$3.11

BASIN WATER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Notes Payable

In February 2006, the Company issued a $2,000 subordinated note to Aqua America, Inc. (the Aqua note). The Aqua note is secured by substantially all of the Company’s assets, including its water contracts and water services agreements. The Aqua note accrues interest at a rate of 7.0% per annum, payable on a semiannual basis beginning July 1, 2006. The Aqua note was repaid in full in May 2007, and as such, has been classified as a current liability in the accompanying balance sheet.

The following table summarizes the notes payable as of the dates indicated:

	March 31,
	2007	2006
BWCA loan, interest payable quarterly at 9.0% per annum, principal due in seven annual installments beginning December 2006	$—	$3,974

XACP notes, interest payable semi-annually at 7.0% per annum, principal due in full in October 2008	—	5,000

Aqua note, interest payable semi-annually at 7.0% per annum, principal due in full in May 2007	2,000	2,000

Contract payable to a financing company in monthly installments including interest at 1.9% per annum	17	23

Notes payable to an insurance brokerage company in monthly installments including interest at 7.99%	—	34

Notes payable to an insurance brokerage company in monthly installments including interest at 8.00%	—	5

Total notes payable	2,017	11,036
Less: current portion of notes payable	(2,007)	(7,485)
Less: unamortized discounts on BWCA and XACP loans	—	(1,551)

Notes payable, net of current portion and unamortized discount	$10	$2,000

Repayment of Notes Payable

Pursuant to the terms of a business loan agreement with BWCA I, LLC, after completion of the Company’s initial public offering in May 2006, the Company repaid $4,000 to BWCA I, LLC, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued to the lender in connection with the BWCA loan in the amount of $400 was written off in the second quarter of 2006, as the principal on the loan was repaid in full. The Company recorded $200 in the second quarter of 2006 for an early payoff penalty related to this loan which has not yet been paid.

In accordance with the terms of the $5,000 in subordinated notes payable to The Co-Investment 2000 Fund, L.P., Cross Atlantic Technology Fund II, L.P. and Catalyst Basin Water, LLC (the XACP notes), after completion of the Company’s initial public offering in May 2006, the Company repaid the XACP notes in full, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued in connection with the XACP notes in the amount of $1.1 million was written off in the second quarter of 2006, as these notes were repaid in full.

In addition, the remaining unamortized loan costs of $400 for the BWCA loan and the XACP notes were written off in the second quarter of 2006, as the principal amount of these debt instruments was repaid in full.

Note 6—Subsequent Events

The Company has announced a potential acquisition, which, if consummated, could have an impact on the Company’s future financial position and results of operations.

At its May 10, 2007 meeting, the Company’s Board of Directors approved a plan to repurchase up to $10,000 of the Company’s common stock from time to time in the open market. The Company intends to make these repurchases using its working capital.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 2006 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q along with our Annual Report on Form 10-K for the year ended December 31, 2006 completely and with the understanding that our actual future results may be materially different from what we expect.

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

Overview

We design, build and implement systems for the treatment of contaminated groundwater. We have developed a proprietary, ion-exchange treatment system that reduces groundwater contaminant levels in what we believe is a more efficient, flexible and cost-effective manner than competing solutions. We market our system to utilities, cities, municipalities, special districts, real estate developers and other organizations that supply water, collectively referred to as water providers, for use in treating groundwater sources that do not comply with federal or state regulations due to the presence of chemical contaminants. We currently have 75 systems on order or under contract in California, Arizona and New Jersey with an aggregate installed capacity of approximately 106,000 acre-feet per year, or approximately 34.4 billion gallons per year. Our customers include American Water, Aqua America, California Water Service Group and American States Water Company, four of the largest investor-owned water utilities in the United States based on population served.

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

Rapid population growth and decreasing drinking water supplies, due to increased chemical contamination and increasingly stringent environmental regulation, have fueled the growth of the groundwater contaminant treatment industry. While the effects of these factors are felt throughout the United States, they are particularly acute in the southwest portion of the country, a region that is currently experiencing some of the nation’s highest population growth and a chronic water shortage.

We believe that treatment of the large amount of contaminated groundwater represents the most cost-effective and viable method to expand the water supply to meet the needs of a growing population, and represents a significant market opportunity for us. Water treatment for chemical contaminant removal is recognized by the EPA as a significant area of need in the United States

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Revenues
System sales	$929	58%	$3,091	83%
Contract revenues	678	42%	612	17%

Total revenues	1,607	100%	3,703	100%

Cost of revenues
Cost of system sales	1,158	72%	1,924	52%
Cost of contract revenues	630	39%	555	15%
Depreciation expense	106	7%	77	2%

Total cost of revenues	1,894	118%	2,556	69%

Gross profit (loss)	(287)	-18%	1,147	31%
Research and development expense	161	10%	70	2%
Selling, general and administrative expense	2,337	145%	1,129	30%

Loss from operations	(2,785)	-173%	(52)	-1%
Other expense	628	39%	(319)	-9%

Loss before taxes	(2,157)	-134%	(371)	-10%
Income tax benefit	—		—

Net loss	$(2,157)	-134%	$(371)	-10%

Three months Ended March 31, 2007 and 2006

Revenues

The following table summarizes the significant components of revenue, cost of revenue and gross profit (loss) for the three months ended March 31, 2007 compared to the same period in the prior year.

	2007	2006	Increase (Decrease)
	(In thousands)
Revenues:
Large system sales	$635	$458	$177
Standard system sales	294	2,633	(2,339)
Contract operations	678	612	66

Total Revenues	1,607	3,703	(2,096)

Cost of Revenues:
Large system sales	920	547	373
Standard system sales	238	1,377	(1,139)
Contract operations	750	555	195
Reserve for contract operations	(120)	—	(120)
Depreciation expense	106	77	29

Total Cost of Revenues	1,894	2,556	(662)

Gross Profit (Loss):
Large system sales	(285)	(89)	(196)
Standard system sales	56	1,256	(1,200)
Reserve for contract operations	120	—	120
Contract operations	(178)	(20)	(158)

Total Gross Profit (Loss)	$(287)	$1,147	$(1,434)

Revenues were $1.6 million and $3.7 million during the first quarters of 2007 and 2006, respectively. Revenues from system sales decreased $2.1 million, or 57%, in the first quarter of 2007 when compared to the same period in 2006, primarily due to the recognition of two groundwater system sales completed in the first quarter of 2006. Contract revenues increased from $0.6 million during the first quarter of 2006 to $0.7 million during the same period of 2007, an increase of $0.1 million, or 17%, as the number of systems placed in service with customers during 2007 increased.

Cost of Revenues

Cost of revenues decreased by $0.7 million, or 27%, to $1.9 million during the first quarter of 2007 compared to $2.6 million during the same period in 2006. This was primarily due to a decrease of $0.7 million, or 37%, in the cost of groundwater systems sold, from $1.9 million in the first quarter of 2006 compared to $1.2 million in the first quarter of 2007. This was primarily due to the recognition of the sale of two groundwater systems in the first quarter of 2006. There were no significant new sales of groundwater system sales in the first quarter of 2007.

Operating costs for our contract revenues increased $0.1 million, or 17%, to $0.7 million during the first quarter of 2007 from $0.6 million in the comparable period of 2006. Operating costs include salt, waste disposal and field service labor expense, as well as depreciation expense and the increase in cost is reflective of additional systems in service in 2007 when compared to 2006. Contract revenue operating costs for the first quarter of 2007 were offset by the reversal of $0.1 million of reserves for contract operations which were recorded in the fourth quarter of 2006.

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

Gross Profit

Gross profit decreased by $1.4 million, or 127%, to a gross loss of $0.3 million during the first quarter of 2007 compared to a gross profit of $1.1 million during the first quarter of 2006. Our gross profit percentage for the first quarter of 2007 was negative 18% compared to 31% for the first quarter of 2006. This decrease in gross profit was primarily due to higher than anticipated costs associated with the sale of certain of our groundwater systems. Our contract operations gross profit was impacted by higher volume-related contract operating costs and increased field service labor and engineering expense. We expect our gross profit percentage to fluctuate based on the portion of our revenues derived from system sales as opposed to long-term contracts.

Research and Development Expense

Research and development expense increased by $0.1 million, or 100%, to $0.2 million in the first quarter of 2007 from $0.1 million in the first quarter of 2006, primarily due to increases in outside consultant expense, research material costs, and personnel costs. We expect our research and development expense to increase in absolute dollars in subsequent periods as we develop additional groundwater treatment systems and expand our research and development personnel. We anticipate that our research and development expense will fluctuate significantly from period to period based upon the timing of our internal and sponsored research projects.

Selling, General and Administrative Expense

The following table summarizes the significant components of selling, general and administrative expenses for the three months ended March 31, 2007 compared to the same period in the prior year.

	2007	2006	Increase (Decrease)
	(In thousands)
Compensation and benefits	$795	$414	$381
Professional fees	456	159	297
Directors fees and public company costs	172	—	172
Stock-based compensation expense	401	230	171
Franchise taxes	102	—	102
Travel & entertainment	116	64	52
Amortization—fair value of warrants	73	36	37
Outside selling, marketing & promotion	77	44	33
Insurance	78	66	12
Other SG&A expense	67	116	(49)

Total SG&A Expense	$2,337	$1,129	$1,208

Selling, general and administrative expense increased by $1.2 million, or 109%, to $2.3 million during the first three months of 2007 from $1.1 million during the same period of 2006. The increase was primarily due to higher personnel and related costs to support our overall growth, as well as increased stock-based compensation expense recorded in accordance with the provisions of SFAS No. 123R. Additionally, our professional fees and public company costs were much higher in the first quarter of 2007 when compared to 2006 because our initial public offering was not completed until the second quarter of 2006. We expect our selling expense to continue to increase in future periods as we expand our sales and marketing force. We also expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth.

Other Income (Expense)

The following table summarizes the significant components of other income and expenses for the three months ended March 31, 2007 compared to the same period in the prior year.

	2007	2006	Expense (Increase) Decrease
	(In thousands)
Interest income	$702	$34	$668
Interest expense—notes & loans	(36)	(200)	164
Amortization—fair value of warrants	(37)	(25)	(12)
Amortization—loan acquisition costs	—	(138)	138
Capitalized interest & other	(1)	10	(11)

Total Other Income (Expense)	$628	$(319)	$947

Other income increased by $0.9 million, or 300%, to $0.6 million income during the first quarter of 2007 compared to $0.3 million expense during the first quarter of 2006. Interest expense decreased due to the payoff of existing debt in the second quarter of 2006. We earned interest income on the net proceeds from our initial public offering in mid-May, 2006.

Liquidity and Capital Resources

At March 31, 2007, we had approximately $51.2 million in cash and cash equivalents. We have invested substantially all of our available cash balances in money market funds placed with reputable institutions for which credit loss is not anticipated.

The following table summarizes our primary sources and uses of cash in the periods presented.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,542)	$(747)
Investing activities	(899)	(471)
Financing activities	92	1,880

Net increase (decrease) in cash and cash equivalents	$(3,349)	$662

Operating Activities

Net cash used in operating activities was approximately $2.5 million for the first three months of 2007 compared to $0.7 million for the comparable period in 2006. In addition to our net loss of $2.2 million, the increase in use of cash was primarily due to a $0.3 million increase in accounts receivable, compared to no increase in accounts receivable in the same period of 2006.

Investing Activities

Net cash used in investing activities was approximately $0.9 million for the first three months of 2007 compared to $0.5 million during the same period in 2006. Cash used in investing activities for capital expenditures decreased by $0.2 million to approximately $0.9 million for the first three months of 2007 compared to $1.1 million for the comparable period in 2006 due to a higher level of project construction activity in 2006. This increase in use of cash was offset by a $0.6 million increase in the net book value of property sold during the first quarter of 2006.

Financing Activities

Net cash provided by financing activities was approximately $0.1 million for the first quarter of 2007 compared to $1.9 million in the same period of 2006. Cash provided by financing for the first three months of 2006 reflects $2.0 million in proceeds from issuance of a note payable, with no comparable loan activity in 2007.

Outstanding Indebtedness

Contractual Obligations

The following table summarizes our known contractual obligations to make future cash payments as of March 31, 2007 as well as an estimate of the periods during which these payments are expected to be made.

Payments Due by Period	Less than 1 Year (2007-2008)	1 to 3 Years (2008-2009)	3 to 5 Years (2010-2011)	More than 5 Years (After 2011)	Total
	(In thousands)
Principal payments—notes payable	$2,000	$—	$—	$—	$2,000
Interest payments—fixed rate notes payable	7	7	3	—	17
Capital lease obligations	14	14	7	—	35
Operating lease obligations	182	496	253	110	1,041
Capital commitments (1)	1,599	—	—	—	1,599
Purchase commitments (2)	—	—	—	—	—

Totals	$3,802	$517	$263	$110	$4,692

(1) - Represents estimated costs to complete groundwater treatment systems under current contracts with customers

(2) - There are no minimum purchase arrangements with vendors

Aqua Note.

In February 2006, we issued a $2.0 million subordinated note to Aqua America, Inc. (the Aqua note). The Aqua note is secured by substantially all of our assets, including our water contracts and water services agreements, and contains customary covenants and events of default provisions. The Aqua note accrues interest at a rate of 7.0% per annum, payable on a semiannual basis beginning July 1, 2006. The Aqua note was repaid in full in May 2007.

Capital Expenditures

Capital expenditures totaled $0.9 million in the first three months of 2007, compared to $1.1 million during the same period of 2006. Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

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

We compensate for the foregoing limitations by relying primarily on our GAAP results and using EBITDA only as a supplemental measure. EBITDA is calculated as follows for the periods presented:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net income (loss)	$(2,157)	$(371)
Add: interest expense (1)	75	215
Less: interest and other income	(703)	(34)
Add: depreciation and amortization	229	520

EBITDA (2)	$(2,556)	$330

(1)	Interest expense includes portions of the fair value of warrants that constitute debt discount, but excludes amortization of debt discount already included in amortization expense.
(2)	Not considered in the calculation of EBITDA are the following:

•

Stock-based compensation, which includes amortization of deferred compensation expense. We recorded approximately $0.4 million and $0.2 million in stock-based compensation expense for the three month periods ended March 31, 2007 and 2006, respectively.

•

Expense related to the fair value of warrants, which consists of the amortization of deferred charges representing the excess of the fair value of our common stock over the exercise price of warrants issued. We recorded approximately $0.1 million in interest expense related to fair value of warrants for both of the three month periods ended March 31, 2007 and 2006.

•

Other warrant expense, which represents the fair market value of warrants issued to two customers in connection with sales of groundwater treatment systems. We recorded approximately $0.0 million and $0.1 million in other warrant expense for the three month periods ended March 31, 2007 and 2006, respectively.

Subsequent Events

During May 2007, we announced a potential acquisition, which, if consummated, could have an impact on our future financial position and results of operations.

At their May 10, 2007 meeting, our Board of Directors approved a plan to repurchase up to $10.0 million of our common stock from time to time in the open market. We intend to make these repurchases using our working capital.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2007, we had $2.0 million outstanding under our Aqua note which has a fixed interest rate of 7% and which was repaid in full in May 2007. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole because we do not have any foreign customers nor do we enter into contracts with foreign entities, we do not consider it necessary to hedge against currency risk.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this report.

Based upon that evaluation and the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2006, we identified several material weaknesses in our internal control over financial reporting which still existed as of March 31, 2007. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2007.

In connection with the preparation of this report, we identified the following material weaknesses:

•

As a small company, we historically employed a very small staff in our accounting and finance department. As a result, we did not have a sufficient complement of personnel with an appropriate level of accounting knowledge and expertise during the first quarter of 2006. Although we have subsequently increased our accounting and finance staff with qualified individuals, we are still in the process of implementing appropriate policies and procedures.

•	We have not finalized documentation of our accounting policies and procedures.

•	We had no formal documentation of our system of internal control over financial reporting.

Each of these control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we have determined that each of the control deficiencies described above constitutes a material weakness.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2006, as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2007, were fairly stated in accordance with US GAAP for such financial statements. Accordingly, management believes that despite our material weaknesses, our condensed consolidated financial statements for the year ended December 31, 2006 as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, are fairly stated, in all material respects, in accordance with US GAAP.

We have commenced on an aggressive plan to establish and refine our internal control over financial reporting to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act (SOX 404) with which we must comply by December 31, 2007. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management and by our internal auditors, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures.

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

Since our initial public offering, we have commenced the process of preparing for our public reporting obligations by implementing the following:

•	we retained an experienced consultant to assist us in our SOX 404 preparedness project;

•	we have documented some of our significant accounting processes and controls;

•	we have prepared a project plan to complete our SOX 404 project;

•	we have prepared a draft of our accounting policies and procedures;

•	we have substantially completed our corporate governance documents; and

•	we completed implementation of a new financial software system to enhance our financial reporting process.

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

(b) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, the Company may be involved in routine legal and administrative proceedings incident to the normal conduct of business.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Other than the risk factor described below, there were no changes in our risk factors during the three months ended March 31, 2007 that would materially alter those risk factors previously disclosed.

We intend to pursue, but may not be able to identify, finance or successfully complete, strategic acquisitions.

Our growth strategy includes the pursuit of acquisitions. We may not be able to identify acceptable opportunities or complete acquisitions of targets identified in a timely manner or on acceptable terms. Acquisitions involve a number of risks, including the following:

•

our management’s attention will be diverted from our existing business while evaluating acquisitions and thereafter while integrating the operations and personnel of the new business into our business;

•	we may experience adverse short-term effects on our operating results;

•

we may be unable to successfully and rapidly integrate the new businesses, personnel and products with our existing business, including financial reporting, management and information technology systems;

•	we may experience higher than anticipated costs of integration and unforeseen operating difficulties and expenditures;

•	an acquisition may be in a market or geographical area in which we have little experience;

•	we may have difficulty in retaining key employees, including employees who may have been instrumental to the success or growth of the acquired business; and

•	we may use a substantial amount of our cash and other financial resources to consummate an acquisition.

In addition, we may require additional debt or equity financing for future acquisitions, and such financing may not be available or on favorable terms, if available at all. We may not be able to successfully integrate or operate profitably any new business we acquire, and we cannot assure you that any such acquisition will meet our expectations. Finally, in the event we decide to discontinue pursuit of a potential acquisition, we will be required to immediately expense all costs incurred in pursuit of the possible acquisition which may have an adverse effect on our results of operations in the period in which the expense is recognized.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On May 10, 2007, the Compensation Committee of our Board of Directors (the Compensation Committee) approved the 2007 annual bonus opportunity for each of our executive officers, including our Chief Executive Officer and Chairman of the Board, President and Chief Operating Officer, and Chief Financial Officer. Each of these executive officers is eligible to receive an annual bonus for 2007 ranging from 0% to 75% of his base salary depending on our achievement of certain annual targeted revenue and net income goals set by the Compensation Committee, and the achievement by the executive officers of specific individual performance goals, which may include meeting certain corporate organizational and infrastructure objectives. The 2007 target bonus for each executive officer is 50% of his base salary. This bonus opportunity would also apply to any other executive officers hired in 2007.

The Compensation Committee also approved an increase in the salaries of (1) Peter L. Jensen, our Chief Executive Officer and Chairman of the Board, from $168,750 to $330,000 and (2) Thomas C. Tekulve, our Chief Financial Officer, Chief Administrative Officer, Treasurer and Secretary, from $151,250 to $200,000, each effective as of May 16, 2007. In determining these salary increases, the Compensation Committee acted in accordance with the advice and recommendations of a third party compensation consultant and also considered various factors, including each executive’s qualifications and relevant experience, the scope of the executive’s job responsibilities, individual contributions and performance in 2006 and 2007, the compensation levels of executives at similar companies (based on data provided by the third party compensation consultant), the accomplishment of key goals in 2006 (such as our initial public offering), and below market compensation paid in the past.

Item 6.	Exhibits

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGN ATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: May 11, 2007	BY:	/s/ THOMAS C. TEKULVE
Thomas C. Tekulve
Chief Financial Officer