Form 10-Q
period 2007-06-30
Basin Water, Inc.
filed 2007-08-14
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 10, 2007 there were 19,942,797 shares of common stock, par value $0.001, outstanding.

BASIN WATER, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BASIN WATER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$48,364	$54,567
Accounts receivable, net of $102 and $67 allowance for doubtful accounts	3,210	2,416
Unbilled receivables, net of $433 and $433 allowance for doubtful accounts	6,634	9,123
Inventory	798	714
Prepaid expenses and other	1,079	634

Total current assets	60,085	67,454

Property and equipment
Property and equipment	11,920	13,621
Less: accumulated depreciation	1,271	1,394

Property and equipment, net	10,649	12,227

Other assets
Long-term unbilled receivables	7,468	7,466
Long-term notes receivable	3,353	—
Patent costs, net	476	383
Loan costs, net	—	37
Other assets	2,376	2,485

Total other assets	13,673	10,371

Total assets	$84,407	$90,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,786	$1,562
Current portion of notes payable	—	2,007
Current portion of capital lease obligations	10	17
Current portion of deferred revenue and advances	225	292
Current portion of contract loss reserve	909	1,321
Accrued expenses and other	1,425	2,291

Total current liabilities	4,355	7,490
Notes payable, net of current portion and unamortized discount	—	10
Capital lease obligations, net of current portion	21	24
Deferred revenue, net of current portion	1,057	387
Contract loss reserve, net of current portion	2,403	2,404

Total liabilities	7,836	10,315

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value - 100,000,000 shares authorized, 19,942,797 and 19,887,672 shares issued and outstanding	20	20
Additional paid-in capital	97,374	96,746
Deferred stock compensation	(1,592)	(1,744)
Accumulated deficiency	(19,231)	(15,285)

Total stockholders’ equity	76,571	79,737

Total liabilities and stockholders’ equity	$84,407	$90,052

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues
System sales	$5,199	$4,167	$6,128	$7,258
Contract revenues	1,215	796	1,893	1,408

Total revenues	6,414	4,963	8,021	8,666

Cost of revenues
Cost of system sales	5,139	2,516	6,297	4,440
Cost of contract revenues	1,152	892	1,782	1,447
Depreciation expense	98	157	204	234

Total cost of revenues	6,389	3,565	8,283	6,121

Gross profit (loss)	25	1,398	(262)	2,545

Research and development expense	85	128	246	198
Selling, general and administrative expense	2,428	1,391	4,765	2,520

Loss from operations	(2,488)	(121)	(5,273)	(173)

Other income (expense)
Interest expense	(24)	(2,280)	(99)	(2,633)
Interest income	723	409	1,425	443
Other income	—	2	1	2

Total other expense	699	(1,869)	1,327	(2,188)

Loss before taxes	(1,789)	(1,990)	(3,946)	(2,361)
Income tax benefit	—	—	—	—

Net loss	$(1,789)	$(1,990)	$(3,946)	$(2,361)

Net loss per share:
Basic	$(0.09)	$(0.14)	$(0.20)	$(0.19)
Diluted	$(0.09)	$(0.14)	$(0.20)	$(0.19)

Weighted average common shares outstanding:
Basic	19,708	14,584	19,703	12,443
Diluted	19,708	14,584	19,703	12,443

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Stock Compensation	Accumulated Deficiency	Totals
	Shares	Amount
Balance - December 31, 2006	19,888	$20	$96,746	$(1,744)	$(15,285)	$79,737
Exercise of common stock options	20	—	98		—	98
Stock-based compensation expense	—	—	292		—	292
Deferred stock compensation	35	—	238	(238)		—
Amortization of deferred stock compensation	—	—		390		390
Net loss	—	—	—		(3,946)	(3,946)

Balance - June 30, 2007	19,943	$20	$97,374	$(1,592)	$(19,231)	$76,571

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net loss	$(3,946)	$(2,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	429	590
Stock-based compensation expense	345	394
Amortization of deferred stock expense	390	—
Issuance of warrants for services	—	1,671
Write off of loan acquisition costs	—	401
Changes in operating assets and liabilities:
Accounts receivable including unbilled	1,695	(1,685)
Inventory	(84)	3
Prepaid expenses and other	(445)	(340)
Accounts payable	224	239
Deferred revenues	603	245
Accrued expenses and other	(866)	557
Other assets and other liabilities	2,928	(2,260)

Net cash provided by (used in) operating activities	1,273	(2,546)

Cash flows from investing activities
Purchase of property, plant and equipment	(2,069)	(2,076)
Issuance of notes receivable	(3,353)	—
Patent costs	(125)	(29)

Net cash used in investing activities	(5,547)	(2,105)

Cash flows from financing activities
Issuance of common stock	—	75,296
Proceeds from stock option exercises	98	—
Proceeds from notes payable	—	2,000
Loan origination fees	—	(100)
Repayments of notes payable and capital lease obligations	(2,027)	(8,959)

Net cash provided by (used in) financing activities	(1,929)	68,237

Net increase (decrease) in cash and cash equivalents	(6,203)	63,586
Cash and cash equivalents, beginning of period	54,567	2,724

Cash and cash equivalents, end of period	$48,364	$66,310

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$109	$372

Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 1—Business Activity

Basin Water, Inc. and its subsidiary (the Company) design, build, and implement systems for the treatment of contaminated groundwater. The Company markets these systems primarily to utilities, municipalities and other organizations that supply water, collectively referred to as water providers, for use in treating groundwater sources that do not comply with federal or state regulations due to the presence of chemical contaminants. Customers can choose between purchasing these systems and entering into long-term contracting arrangements for the Company’s systems, but in each case, entering into a long-term service arrangement with the Company. For any customers selecting a long-term capital arrangement, the Company may enter into third-party financing arrangements.

In May 2006, the Company registered for sale and sold 6,900,000 shares of $0.001 par value common stock at a price of $12.00 per share in its initial public offering. After underwriting discounts and commissions and offering expenses in the amount of $7,600, the net proceeds from the Company’s initial public offering were approximately $75,300.

In connection with this initial public offering, all 2,361,625 shares of Series A and Series B preferred stock were converted into shares of common stock. After the initial public offering, the Company’s amended and restated certificate of incorporation provides for a total of 100,000,000 authorized shares of common stock, $0.001 par value, and 10,000,000 authorized shares of preferred stock, $0.001 par value. Immediately prior to the initial public offering, the Company reincorporated in Delaware.

Note 2—Summary of Significant Accounting Policies

Interim Financial Statements

The interim financial statements for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934 as prescribed by the Securities and Exchange Commission (SEC). As such, certain disclosures which would substantially duplicate the disclosures contained in the Company’s latest audited financial statements have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (the June Report) should be read in concert with the Company’s Annual Report on Form 10-K (the 2006 Annual Report), which contains the Company’s audited financial statements for the year ended December 31, 2006.

The interim financial information for the three and six month periods ended June 30, 2007 and 2006 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in the June Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (US GAAP) for audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial information.

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

Revenue Fluctuations

The Company’s revenues vary from period to period, because customers may choose between purchasing groundwater treatment systems and entering into long-term contract arrangements for groundwater treatment systems. If a customer chooses to purchase a system, revenues are recognized over a much shorter period of time, generally within two or three quarters, than for the same system if the customer chooses a long-term contract arrangement. Revenues tend to be higher in periods in which sales rather than long-term use contracts occur. The results of operations for the first six months of 2007 are not necessarily predictive of the remaining six months of the year.

BASIN WATER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued which would impact the Company’s financial statements following the filing of the Company’s 2006 Annual Report.

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

The Company incurred net losses for the three and six month periods ended June 30, 2007 and 2006. Approximately 430,000 stock options, 248,000 shares of unvested stock and 608,000 warrants have been excluded from the computation of diluted EPS for the three months ended June 30, 2007, and approximately 428,000 stock options, 221,000 shares of unvested stock and 612,000 warrants have been excluded from the computation of diluted EPS for the six months ended June 30, 2007 due to the antidilutive effect of such common stock equivalents.

Likewise, approximately 892,000 stock options, 1,440,000 warrants and 1,272,000 shares of redeemable convertible preferred stock have been excluded from the computation of diluted EPS for the three months ended June 30, 2006, and approximately 813,000 stock options, 1,188,000 warrants and 1,817,000 shares of redeemable convertible preferred stock have been excluded from the computation of diluted EPS for the six months ended June 30, 2006 due to the antidilutive effect of such common stock equivalents.

In addition, approximately 419,000 stock options, and 50,000 warrants have been excluded from the computation of diluted EPS for both the three and six months ended June 30, 2007 as the exercise price of such options and warrants was higher than the weighted average price of the Company’s common stock during such periods.

BASIN WATER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 3—Earnings Per Share (continued)

The following tables contain a reconciliation of the numerators (net loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss per share

Numerator:
Net loss applicable to common shares	$(1,789)	$(1,990)	$(3,946)	$(2,361)

Denominator:
Weighted average common shares outstanding	19,708	14,584	19,703	12,443

Net loss per common share	$(0.09)	$(0.14)	$(0.20)	$(0.19)

Net loss per share - assuming dilution

Numerator:
Net loss applicable to common shares	$(1,789)	$(1,990)	$(3,946)	$(2,361)

Denominator:
Weighted average common shares outstanding	19,708	14,584	19,703	12,443
Add shares issued on assumed:
Exercise of stock options	—	—	—	—
Exercise of warrants	—	—	—	—

Weighted average common shares outstanding	19,708	14,584	19,703	12,443

Net loss per common share - diluted	$(0.09)	$(0.14)	$(0.20)	$(0.19)

Note 4—Stock-Based Compensation

2006 Equity Incentive Award Plan

In May 2006, the Company adopted the Basin Water 2006 Equity Incentive Award Plan, or 2006 Equity Plan. The 2006 Equity Plan became effective immediately prior to the completion of the initial public offering in May 2006. Under the 2006 Equity Plan, 2,500,000 shares of the Company’s common stock were reserved for issuance. Prior to the initial public offering in May 2006, there were 2,100,000 shares of common stock initially reserved under the 2001 Stock Option Plan. In May 2006, the 2001 Stock Option Plan was replaced by the 2006 Equity Plan, and no further grants were permitted under the 2001 Stock Option Plan. Effective January 1, 2007, the number of shares of common stock reserved for issuance under the 2006 Equity Plan was automatically increased to 3,495,383 shares pursuant to the evergreen provisions of that plan.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 4—Stock-Based Compensation (continued)

The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2007 and 2006 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of the Company’s stock over the expected option term, and the expected annual dividend yield on the Company’s stock. The fair value of each option grant during the three and six months ended June 30, 2007 and 2006 was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected option term in years	5.5	6.5	5.0 to 6.5	6.5
Risk free interest rate	4.5%	4.8%	4.5% to 4.8%	4.3% to 4.8%
Expected volatility	26.9%	28.3%	26.9% to 29.5%	28.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2007 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	1,528	$4.72
Granted	102	$7.16
Exercised	(20)	$5.00
Forfeited	(50)	$8.11

Options outstanding at June 30, 2007	1,560	$4.76

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2007:

(In thousands, except exercise prices)	Outstanding	Exercisable
Number of shares	1,560	1,014
Weighted average remaining contractual life in years	7.2	6.2
Weighted average exercise price per share	$4.76	$3.31
Aggregate intrinsic value (at estimated fair value of $9.00 per share)	$6,614	$5,770

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s estimated stock price of $9.00 per share on January 1, 2006 and the exercise price times the number of shares) that would have been received by the option holders had all options holders exercised their options on June 30, 2007. This amount will vary as the Company’s stock price varies.

BASIN WATER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 4—Stock-Based Compensation (continued)

The weighted average grant-date fair value of options granted by the Company during the six months ended June 30, 2007 was $2.67 per share.

As of June 30, 2007, approximately $970 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.3 years. The total fair value of options vested during the six months ended June 30, 2007 was $126.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $1.33	400	$1.15	4.2 yrs	400	$1.15
$4.00	308	$4.00	7.0 yrs	282	$4.00
$5.00	386	$5.00	8.1 yrs	302	$5.00
$6.79 - $9.00	466	$8.18	9.4 yrs	30	$8.49

	1,560	$4.76		1,014	$3.31

BASIN WATER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5 – Notes Payable

The following table summarizes the notes payable as of the dates indicated:

	June 30,
	2007	2006
BWCA loan, interest payable quarterly at 9.0% per annum, principal due in seven annual installments beginning December 2006	$—	$3,974

XACP notes, interest payable semi-annually at 7.0% per annum, principal due in full in October 2008	—	5,000

Aqua note, interest payable semi-annually at 7.0% per annum, principal due in full in May 2007	—	2,000

Contract payable to a financing company in monthly installments including interest at 1.9% per annum	—	23

Notes payable to an insurance brokerage company in monthly installments including interest at 7.99%	—	34

Notes payable to an insurance brokerage company in monthly installments including interest at 8.00%	—	5

Total notes payable	—	11,036
Less: current portion of notes payable	—	(7,485)
Less: unamortized discounts on BWCA and XACP loans	—	(1,551)

Notes payable, net of current portion and unamortized discount	$—	$2,000

Repayment of Notes Payable

In February 2006, the Company issued a $2,000 subordinated note to Aqua America, Inc. (the Aqua note). The Aqua note was secured by substantially all of the Company’s assets, including its water contracts and water services agreements. The Aqua note accrued interest at a rate of 7.0% per annum which was payable on a semiannual basis beginning July 1, 2006. The Aqua note matured on May 17, 2007, and was repaid in full on that date, plus all accrued interest.

Pursuant to the terms of a business loan agreement with BWCA I, LLC, after completion of the Company’s initial public offering in May 2006, the Company repaid approximately $4,000 to BWCA I, LLC, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued to the lender in connection with the BWCA loan in the amount of $400 was written off in the second quarter of 2006, as the principal on the loan was repaid in full. The Company recorded $200 in the second quarter of 2006 for an early payoff penalty related to this loan, of which $100 has been paid as of June 30, 2007.

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

Note 6 – Notes Receivable

In June 2007, the Company sold 10 of its existing systems with various treatment capacities which had previously been placed with customers to a third party affiliate of a bank. As part of this transaction, the Company assigned all of its future standby fees from these 10 systems to the third party. Net proceeds to the Company consisted of $500 in cash, plus a non-interest bearing note receivable due in 72 monthly installments of $56 each, commencing April 2008.

The aggregate present value of the notes is $3,353, which has been recorded by the Company as notes receivable as of June 30, 2007. The present value of the notes receivable, together with the cash paid by the third party, have been recorded as $3,853 of system sales revenues for the quarter ended June 30, 2007.

Note 7 – Subsequent Event

On August 13, 2007, the Company entered into an Omnibus Amendment to Business Loan Agreement and Warrants dated October 3, 2003, April 30, 2004 and February 10, 2006 (Omnibus Amendment) with BWCA I, LLC. Pursuant to the terms of the Omnibus Amendment, the prepayment penalty associated with the May 2006 repayment of the loans previously outstanding and owed to BWCA I, LLC was reduced from 5.0% to 2.5%, and each of the warrants previously issued to BWCA I, LLC was amended to allow the holder thereof to effect a “net” or “cashless” exercise of the warrant.

The number of shares of common stock that will be issued to BWCA I, LLC upon exercise will be reduced from the 767,400 shares originally issuable under the warrants. These warrants have an aggregate exercise price of $3,270, which the warrant holder would normally pay in cash to the Company. Instead, upon exercise the warrant holder will receive a reduced number of shares of the Company’s common stock, effectively foregoing shares equal to $3,270 in market value at the time of exercise. In addition, the Company will reverse approximately $99 of prepayment penalty previously recorded as interest expense in the second quarter of 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q along with our Annual Report on Form 10-K for the year ended December 31, 2006 completely and with the understanding that our actual future results may be materially different from what we expect.

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

Overview

We design, build and implement systems for the treatment of contaminated groundwater. We have developed a proprietary, ion-exchange treatment system that reduces groundwater contaminant levels in what we believe is a more efficient, flexible and cost-effective manner than competing solutions. We market our system to utilities, cities, municipalities, special districts, real estate developers and other organizations that supply water, collectively referred to as water providers, for use in treating groundwater sources that do not comply with federal or state regulations due to the presence of chemical contaminants. We currently have 79 systems on order or under contract in California, Arizona and New Jersey with an aggregate installed capacity of approximately 110,900 acre-feet per year, or approximately 36.3 billion gallons per year. Our customers include American Water, Aqua America, California Water Service Group and American States Water Company, four of the largest investor-owned water utilities in the United States based on population served.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	% of Revenues	2006	% of Revenues	2007	% of Revenues	2006	% of Revenues
	(dollars in thousands)				(dollars in thousands)
Revenues
System sales	$5,199	81%	$4,167	84%	$6,128	76%	$7,258	84%
Contract revenues	1,215	19%	796	16%	1,893	24%	1,408	16%

Total revenues	6,414	100%	4,963	100%	8,021	100%	8,666	100%

Cost of revenues
Cost of system sales	5,139	99%	2,516	51%	6,297	79%	4,440	51%
Cost of contract revenues	1,152	22%	892	21%	1,782	22%	1,447	17%
Depreciation expense	98	2%	157	4%	204	3%	234	3%

Total cost of revenues	6,389	123%	3,565	86%	8,283	103%	6,121	71%

Gross profit (loss)	25	0%	1,398	34%	(262)	-3%	2,545	29%
Research and development expense	85	1%	128	3%	246	3%	198	2%
Selling, general and admin expense	2,428	38%	1,391	28%	4,765	59%	2,520	29%

Loss from operations	(2,488)	-39%	(121)	-2%	(5,273)	-66%	(173)	-2%
Other expense	699	11%	(1,869)	-38%	1,327	17%	(2,188)	-25%

Loss before taxes	(1,789)	-28%	(1,990)	-40%	(3,946)	-49%	(2,361)	-27%
Income tax benefit	—		—		—		—

Net loss	$(1,789)	-28%	$(1,990)	-40%	$(3,946)	-49%	$(2,361)	-27%

Three months Ended June 30, 2007 and 2006

Revenues

The following table summarizes the significant components of revenues, cost of revenues and gross profit or loss for the three months ended June 30, 2007 compared to the same period in the prior year:

	2007	2006	Increase (Decrease)
	(In thousands)
Revenues:
Large system sales	$1,188	$—	$1,188
Standard system sales	4,011	4,167	(156)
Contract operations	1,215	796	419

Total Revenues	6,414	4,963	1,451

Cost of Revenues:
Large system sales	1,205	—	1,205
Standard system sales	3,934	2,516	1,418
Contract operations	1,444	892	552
Reserve for contract operations	(292)	—	(292)
Depreciation expense	98	157	(59)

Total Cost of Revenues	6,389	3,565	2,824

Gross Profit (Loss):
Large system sales	(17)	—	54
Standard system sales	77	1,651	(1,525)
Contract operations	(327)	(253)	(194)
Reserve for contract operations	292	—	292

Total Gross Profit	$25	$1,398	$(1,373)

Revenues were $6.4 million and $5.0 million during the three months ended June 30, 2007 and 2006, respectively. Revenues from system sales increased $1.0 million, or 24%, in the second quarter of 2007 when compared to the same period in 2006. This was due to the previously announced third party financing arrangement whereby we sold 10 water treatment systems of various capacities for $3.8 million which had previously been placed with customers. Contract revenues increased from $0.8 million during the second quarter of 2006 to $1.2 million during the same period of 2007, an increase of $0.4 million, or 50%, as the number of systems placed in service with customers during 2007 increased.

Cost of Revenues

Cost of revenues increased by $2.8 million, or 78%, to $6.4 million during the second quarter of 2007 compared to $3.6 million during the same period in 2006. This was primarily due to an increase in the cost of groundwater systems sold of $2.6 million, or 104%, from $2.5 million in the second quarter of 2006 compared to $5.1 million in the second quarter of 2007. This increase was primarily due to cost of revenues in the amount of $3.3 million attributable to the sale of 10 existing groundwater treatment systems as discussed above.

Operating costs for our contract revenues increased $0.2 million, or 18%, to $1.3 million during the second quarter of 2007 from $1.1 million in the comparable period of 2006. Operating costs include salt, waste disposal and field service labor expense, as well as depreciation expense and the increase in cost is reflective of additional systems in service in 2007 when compared to 2006. Contract revenue operating costs for the second quarter of 2007 were partially offset by the reversal of $0.3 million of reserves for contract operations losses which were previously recorded in the fourth quarter of 2006.

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

Gross Profit

Gross profit decreased by $1.4 million, or 100%, to $0.0 million during the second quarter of 2007 compared to a gross profit of $1.4 million during the second quarter of 2006. Our gross profit percentage for the second quarter of 2007 was 0% compared to 34% for the second quarter of 2006. This decrease in gross profit was primarily due to higher than anticipated costs associated with the sale of certain of our groundwater systems. Our contract operations gross profit was impacted by higher volume-related contract operating costs and increased field service labor and engineering expense. We expect our gross profit percentage to fluctuate based on the portion of our revenues derived from system sales as opposed to long-term contracts.

Research and Development Expense

Research and development expense was $0.1 million in both the second quarter of 2007 and the second quarter of 2006. We expect our research and development expense to increase in absolute dollars in subsequent periods as we develop additional groundwater treatment systems and expand our research and development personnel. We anticipate that our research and development expense will fluctuate significantly from period to period based upon the timing of our internal and sponsored research projects.

Selling, General and Administrative Expense

The following table summarizes the significant components of selling, general and administrative (SG&A) expenses for the three months ended June 30, 2007 compared to the same period in the prior year.

	2007	2006	Increase (Decrease)
	(In thousands)
Compensation and benefits	$854	$720	$134
Outside selling, marketing and promotion	385	86	299
Stock-based compensation expense	384	163	221
Professional fees	257	91	166
Travel & entertainment	162	141	21
Directors fees and public company costs	143	3	140
Insurance	85	84	1
Amortization - fair value of warrants	74	73	1
Franchise taxes	30	—	30
Other SG&A expense	54	30	24

Total SG&A Expense	$2,428	$1,391	$1,037

Selling, general and administrative expense increased by $1.0 million, or 71%, to $2.4 million during the second quarter of 2007 from $1.4 million during the same period of 2006. The increase was primarily due to higher personnel and related costs to support our overall growth, as well as increased stock-based compensation expense recorded in accordance with the provisions of SFAS No. 123R. Additionally, we experienced increases in our sales, marketing and promotion expense as our sales force and marketing efforts expanded in the second quarter of 2007 compared to the same period of 2006. Our professional fees and public company costs were higher in the second quarter of 2007 when compared to 2006 because our initial public offering was not completed until the middle of the second quarter of 2006. We expect our selling expense to continue to increase in future periods as we expand our sales and marketing force. We also expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth.

Other Income (Expense)

The following table summarizes the significant components of other income and expenses for the quarter ended June 30, 2007 compared to the same period in the prior year.

	2007	2006	Expense (Increase) Decrease
	(In thousands)
Interest income	$723	$409	$314
Interest expense - notes and loans	(26)	(2,270)	2,244
Amortization - loan acquisition costs	—	—	—
Capitalized interest and other	2	(8)	10

Total Other Income (Expense)	$699	$(1,869)	$2,568

Other income increased by $2.6 million to $0.7 million income during the second quarter of 2007 compared to $1.9 million expense during the second quarter of 2006. Interest expense decreased due to the payoff of existing debt in the second quarters of 2006 and 2007. Meanwhile, since receiving the net proceeds of our initial public offering in mid-May, 2006, we have earned interest income on our invested cash balances.

Six months Ended June 30, 2007 and 2006

Revenues

The following table summarizes the significant components of revenues, cost of revenues and gross profit (loss) for the six months ended June 30, 2007 compared to the same period in the prior year.

	2007	2006	Increase (Decrease)
	(In thousands)
Revenues:
Large system sales	$1,823	$458	$1,365
Standard system sales	4,305	6,800	(2,495)
Contract operations	1,893	1,408	485

Total Revenues	8,021	8,666	(645)

Cost of Revenues:
Large system sales	2,054	547	1,507
Standard system sales	4,243	3,893	350
Contract operations	2,194	1,447	747
Reserve for contract operations	(412)	—	(412)
Depreciation expense	204	234	(30)

Total Cost of Revenues	8,283	6,121	2,162

Gross Profit (Loss):
Large system sales	(231)	(89)	(142)
Standard system sales	62	2,907	(2,845)
Contract operations	(505)	(273)	(232)
Reserve for contract operations	412	—	412

Total Gross Profit (Loss)	$(262)	$2,545	$(2,807)

Revenues were $8.0 million and $8.7 million during the six months ended June 30, 2007 and 2006, respectively. Revenues from system sales decreased $1.2 million, or 16%, to $6.1 million in the first six months of 2007 compared to $7.3 million in the same period in 2006, primarily due to a decrease in standard system sales in the first six months of 2007 when compared to the same period in 2006, partially offset by an increase in large system sales in the first half of 2007 compared to the first half of 2006. The $4.6 million of standard system sales includes revenues of $3.8 million for the previously announced third party financing arrangement whereby we sold 10 water treatment systems of various capacities which had previously been placed with customers. Contract revenues increased from $1.4 million during the first six months of 2006 to $1.9 million during the same period of 2007, an increase of $0.5 million, or 36%, as the number of systems placed in service with customers during 2007 increased.

Cost of Revenues

Cost of revenues increased by $2.2 million, or 36%, to $8.3 million during the first six months of 2007 compared to $6.1 million during the same period in 2006. Cost of system sales increased $1.9 million, or 43%, from $4.4 million in the first six months of 2006 to $6.3 million in the first six months of 2007, primarily due to the $3.3 million cost of 10 existing groundwater systems sold in the second quarter of 2007. Additionally, costs associated with large system sales were higher than anticipated for the ongoing construction of two large groundwater systems.

Operating costs for our contract revenues increased $0.3 million, or 18%, to $2.0 million during the first six months of 2007 from $1.7 million in the comparable period of 2006. Operating costs include salt, waste disposal and field service labor expense, as well as depreciation expense and the increase in cost is reflective of additional systems in service in 2007 when compared to 2006. Contract revenue operating costs for the first six months of 2007 were partially offset by the reversal of $0.4 million of reserves for contract operations losses which were previously recorded in the fourth quarter of 2006.

Gross Profit

Gross profit decreased by $2.8 million, or 112%, to a gross loss of $0.3 million during the first six months of 2007 compared to a gross profit of $2.5 million during the same period of 2006. Our gross loss percentage for the first six months of 2007 was negative 3% compared to 29% for the same period of 2006. This decrease in gross profit was primarily due to higher than anticipated costs associated with the sale of certain of our groundwater systems. Our contract operations gross profit was impacted by higher volume-related contract operating costs and increased field service labor and engineering expense.

Research and Development Expense

Research and development was $0.2 million in both the first six months of 2007 and the first six months of 2006.

Selling, General and Administrative Expense

The following table summarizes the significant components of selling, general and administrative (SG&A) expenses for the six months ended June 30, 2007 compared to the same period in the prior year.

	2007	2006	Increase (Decrease)
	(In thousands)
Compensation and benefits	$1,649	$1,170	$479
Stock-based compensation expense	784	393	391
Professional fees	625	250	375
Outside selling, marketing & promotion	563	130	433
Travel & entertainment	292	206	86
Directors fees and public company costs	241	3	238
Insurance	163	110	53
Amortization - fair value of warrants	147	109	38
Franchise taxes	132	—	132
Other SG&A expense	169	149	20

Total SG&A Expense	$4,765	$2,520	$2,245

Selling, general and administrative expense increased by $2.3 million, or 92%, to $4.8 million during the first six months of 2007 from $2.5 million during the same period of 2006. The increase was primarily due to higher personnel and related costs to support our overall growth, as well as increased stock-based compensation expense recorded in accordance with the provisions of SFAS No. 123R. Additionally, we experienced increases in our sales, marketing and promotion as our sales force and marketing efforts expanded in the first six months of 2007 compared to the same period of 2006. Our professional fees and public company costs were higher in the first six months of 2007 when compared to 2006 because our initial public offering was not completed until the middle of the second quarter of 2006. We expect our selling expense to continue to increase in future periods as we expand our sales and marketing force. We also expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth.

Other Income (Expense)

The following table summarizes the significant components of other income and expenses for the six months ended June 30, 2007 compared to the same period in the prior year.

	2007	2006	Expense (Increase) Decrease
	(In thousands)
Interest income	$1,425	$443	$982
Interest expense - notes & loans	(62)	(2,470)	2,408
Amortization - fair value of warrants	—	(25)	25
Amortization - loan acquisition costs	(37)	(138)	101
Capitalized interest & other	1	2	(1)

Total Other Income (Expense)	$1,327	$(2,188)	$3,515

Other income increased by $3.5 million to $1.3 million of income during the first six months of 2007 compared to $2.2 million expense during the same period of 2006. Interest expense decreased due to the payoff of existing debt in the second quarter of 2006 and 2007. Meanwhile, since receiving the net proceeds of our initial public offering in mid-May, 2006, we have earned interest income on our invested cash balances.

Liquidity and Capital Resources

At June 30, 2007, we had approximately $48.4 million in cash and cash equivalents. We have invested substantially all of our available cash balances in money market funds placed with reputable institutions for which credit loss is not anticipated.

The following table summarizes our primary sources and uses of cash in the periods presented.

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,273	$(2,546)
Investing activities	(5,547)	(2,105)
Financing activities	(1,929)	68,237

Net increase (decrease) in cash and cash equivalents	$(6,203)	$63,586

Operating Activities

Net cash provided by operating activities was approximately $1.3 million for the first six months of 2007 compared to net cash used of $2.5 million for the comparable period in 2006. In addition to our net loss of $3.9 million, the increase in cash provided was primarily due to a net decrease in other assets and other liabilities of $2.9 million, coupled with a $1.7 million decrease in accounts receivable, which were partially offset by a $1.3 million decrease in accounts payable and accrued liabilities. For the first six months of 2006, net cash used in operating activities of $2.5 million was primarily due to our net loss of $2.4 million and an increase in accounts receivable of $1.7 million, offset by $1.7 million of warrants issued for services.

Investing Activities

Net cash used in investing activities was approximately $5.5 million for the first six months of 2007, compared to net cash used in investing activities of $2.1 million during the same period in 2006. Cash used in investing activities during the 2007 reflects the issuance of $3.4 million of notes receivable and capital expenditures of $2.1 million. Cash used in investing activities for the first six months of 2006 was $2.1 million, which represents capital expenditures in that amount.

Financing Activities

Net cash used in financing activities was approximately $1.9 million for the first six months of 2007 compared to net cash provided by financing activities of $68.2 million in the same period of 2006. Cash used in financing activities for the first six months of 2007 reflects $2.0 million in repayment of notes payable. Net cash provided by financing activities of $68.2 million in the first six months of 2006 reflects $75.3 million in proceeds from the issuance of common stock in our May 2006 initial public offering, offset by $9.0 million used for the repayment of notes payable, following the public offering.

Outstanding Indebtedness

Contractual Obligations

The following table summarizes our known contractual obligations to make future cash payments as of June 30, 2007 as well as an estimate of the periods during which these payments are expected to be made.

Payments Due by Period	Less than 1 Year (2007-2008)	1 to 3 Years (2008-2009)	3 to 5 Years (2010-2011)	More than 5 Years (After 2011)	Total
	(In thousands)
Principal payments - notes payable	$—	$—	$—	$—	$—
Interest payments - fixed rate notes payable	—	—	—	—	—
Capital lease obligations	10	21	—	—	31
Operating lease obligations	182	496	253	110	1,041
Capital commitments (1)	3,824	—	—	—	3,824
Purchase commitments (2)	—	—	—	—	—

Totals	$4,016	$517	$253	$110	$4,896

(1)	- Represents estimated costs to complete groundwater treatment systems under current contracts with customers
(2)	- There are no minimum purchase arrangements with vendors

Aqua Note.

In February 2006, we issued a $2.0 million subordinated note to Aqua America, Inc. (the “Aqua note”). The Aqua note was secured by substantially all of our assets, including our water contracts and water services agreements, and contained customary covenants and events of default provisions. The Aqua note accrued interest at a rate of 7.0% per annum, and was payable on a semiannual basis. The Aqua note matured on May 17, 2007, the first anniversary of the closing of our initial public offering, and was repaid in full on that date, plus all accrued interest.

Capital Expenditures

Capital expenditures totaled $2.1 million in the first six months of both 2007 and 2006. Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

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

We compensate for the foregoing limitations by relying primarily on our US GAAP results and using EBITDA only as a supplemental measure. EBITDA is calculated as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income (loss)	$(1,789)	$(1,990)	$(3,946)	$(2,361)
Add: interest expense (1)	24	2,280	99	2,633
Less: interest and other income	(723)	(411)	(1,426)	(445)
Add: depreciation and amortization	191	70	429	590

EBITDA (2)	$(2,297)	$(51)	$(4,844)	$417

(1)	Interest expense includes portions of the fair value of warrants that constitute debt discount, but excludes amortization of debt discount already included in amortization expense.
(2)	Not considered in the calculation of EBITDA are the following:

•

Stock-based compensation, which includes amortization of deferred compensation expense. We recorded approximately $0.8 million and $0.4 million in stock-based compensation expense in 2007 and 2006, respectively.

•

Expense related to fair value of warrants, which consists of the amortization of deferred charges representing the excess of the fair value of our common stock over the exercise price of warrants issued. We recorded approximately $0.1 million and $1.2 million in interest expense related to fair value of warrants in 2007 and 2006, respectively.

•

Other warrant expense, which represents the fair market value of warrants issued to two customers in connection with sales of groundwater treatment systems. We recorded approximately $0.0 million and $0.5 million in other warrant expense in 2007 and 2006, respectively.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2007, we had repaid in full our $2.0 million outstanding under the Aqua note, which matured May 17, 2007, plus all accrued interest. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole because we do not have any foreign customers nor do we enter into contracts with foreign entities, we do not consider it necessary to hedge against currency risk.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this report.

Based upon that evaluation as of June 30, 2007, and the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2006, we identified several material weaknesses in our internal control over financial reporting which still existed as of June 30, 2007. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2007.

In connection with the preparation of this report, we identified the following control deficiencies:

•

As a small company prior to our initial public offering, we historically employed a very small staff in our accounting and finance department. As a result, we did not have a sufficient complement of personnel with an appropriate level of accounting knowledge and expertise during the first half of 2006. As of the date of this Report, we have staffed our accounting and finance department with qualified individuals who have experience with public company accounting and reporting.

•	We are still in the process of implementing appropriate policies and procedures.

•	We have not fully implemented our disclosure committee process and procedures or our whistleblower program.

•	Our organizational SOX 404 training has not been completed.

•	We have not finalized documentation of our system of internal control over financial reporting.

Each of these control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we have determined that each of the control deficiencies described above constitutes a material weakness.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2006, as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2007, were fairly stated in accordance US GAAP for such financial statements. Accordingly, management believes that despite our material weaknesses, our condensed consolidated financial statements for the year ended December 31, 2006 as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, are fairly stated, in all material respects, in accordance with US GAAP.

We are proceeding with a plan to establish and improve our internal control over financial reporting to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act (SOX 404) with which we must comply by December 31, 2007. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management and by our internal auditors, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures.

Plan for Remediation of Material Weaknesses

We are evaluating the previously identified material weaknesses and are progressing with our plan to remediate these material weaknesses. Our CFO has continued his efforts to hire additional qualified accounting and finance staff. In June 2005, we hired a director of finance. In the first quarter of 2006, we hired a full time controller, and have subsequently hired additional qualified accounting personnel. As of the date of this Report, we believe that we have sufficient qualified accounting personnel who have public company accounting and reporting experience. In connection with our remediation efforts, we expect to review our internal financial control and accounting resources, document our conclusions on technical accounting issues and determinations on a timely basis and ensure the technical proficiency of the audit committee of the Board of Directors who oversee our financial reporting function. In April 2007, we added the former chief financial officer of a public company to our audit committee to replace a non-independent member.

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

Since our initial public offering, we have commenced the process of preparing for our public reporting obligations by implementing the following:

•	we retained an experienced consultant to assist us in our SOX 404 preparedness project;

•	we have prepared and are proceeding with a plan to complete our SOX 404 project;

•	we have completed our corporate governance documents;

•	we have completed and implemented our accounting policies and procedures;

•	we completed implementation of a new financial software system to enhance our financial reporting process; and

•	we have drafted documentation of all of our significant accounting processes.

During the remainder of 2007, we intend to implement the following as part of our efforts to meet our public reporting obligations, which we believe will contribute to our remediation efforts:

•	complete our SOX 404 compliance project with the assistance of our consultant, working closely with our independent registered public accounting firm;

•	implement appropriate policies and procedures;

•	implement our whistleblower program;

•	complete our organizational SOX 404 training;

•	finalize documentation of our system of internal control over financial reporting;

•

implement a disclosure committee that will include the development of a certification and sub-certification process which, together with other components of our disclosure controls and procedures, will be designed to ensure that we are able to timely record, process and report both financial and other information to our senior management team; and

•	establish an internal audit function, either through use of a consultant or by hiring our own personnel.

(b) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, the Company may be involved in routine legal and administrative proceedings incident to the normal conduct of business.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. There were no changes in our risk factors during the six months ended June 30, 2007 that would materially alter those risk factors previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no repurchases of our common stock during the three months ended June 30, 2007 under the stock repurchase program authorized by our Board of Directors in May 2007 that allowed us to repurchase up to $10 million of our common stock. The shares could be repurchased at times and prices as determined by management, and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases must be made in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 10, 2007, the following proposal was submitted to stockholders with the following results:

Proposal 1. To elect two persons as Class I Directors, each to a three-year term, and until their successors are duly elected and qualified:

Peter L. Jensen—votes “For” — 17,680,963; votes “Withheld” — 109,446

Keith R. Solar—votes “For” — 14,570,338; votes “Withheld” — 3,220,071

In addition to the directors elected above, the following directors’ term of office continued after the meeting:

Class II Directors (term expires in 2008)

•	Victor J. Fryling

•	Russell C. Ball

Class III Directors (term expires in 2009)

•	Roger S. Faubel

•	Scott A. Katzmann

Proposal 2. To ratify the appointment of Singer Lewak Greenbaum & Goldstein, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

Votes “For” – 17,729,373; votes “Against” – 37,785; votes “Abstained” – 23,250; “Broker non-votes” – 0

Item 5.	Other Information

On August 13, 2007, the Company entered into an Omnibus Amendment to Business Loan Agreement and Warrants dated October 3, 2003, April 30, 2004, October 26, 2004 and February 10, 2006 (Omnibus Amendment) with BWCA I, LLC. Pursuant to the terms of the Omnibus Amendment, the penalty associated with prepayment of the loans previously outstanding and owed to BWCA I, LLC was reduced from 5.0% to 2.5% and each of the warrants issued to BWCA I, LLC was amended to allow the holder thereof to effect a “net” or “cashless” exercise of the warrant. The foregoing description of the Omnibus Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Omnibus Amendment, which is filed as Exhibit 10.24 to this report, and incorporated herein by reference.

Item 6.	Exhibits

10.22 (1)	Amendment No. 1 to 2006 Equity Incentive Award Plan of Registrant, dated May 10, 2007.

10.23 (2)	Employment Agreement between Scott Hamilton and Registrant, dated June 29, 2007.

10.24	Omnibus Amendment to Business Loan Agreement and Warrants dated October 3, 2003, April 30, 2004 and February 10, 2006, among the Registrant and BWCA I, LLC, dated as of August 13, 2007, filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Registrant’s Form 8-K on May 16, 2007.
(2)	Filed with the Registrant’s Form 8-K on July 6, 2007.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 13, 2007	BY:	/S/ THOMAS C. TEKULVE
Thomas C. Tekulve
Chief Financial Officer