Form 10-Q
period 2007-09-30
Basin Water, Inc.
filed 2007-11-14
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 9, 2007 there were 21,882,250 shares of common stock, par value $0.001, outstanding.

BASIN WATER, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38,707	$54,567
Accounts receivable, net of $265 and $67 allowance for doubtful accounts	4,324	2,416
Unbilled receivables, net of $874 and $433 allowance for doubtful accounts	8,988	9,123
Inventory	986	714
Prepaid expenses and other	1,158	634

Total current assets	54,163	67,454

Property and equipment
Property and equipment	13,898	13,621
Less: accumulated depreciation	1,401	1,394

Property and equipment, net	12,497	12,227

Other assets
Goodwill	6,333	—
Long-term unbilled receivables	7,177	7,466
Long-term notes receivable	3,353	—
Intangible assets, net	6,005	2,024
Other assets	2,171	881

Total other assets	25,039	10,371

Total assets	$91,699	$90,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,711	$1,562
Current portion of notes payable	—	2,007
Current portion of capital lease obligations	—	17
Current portion of deferred revenue and advances	—	292
Current portion of contract loss reserve	2,294	1,321
Accrued expenses and other	3,571	2,293

Total current liabilities	9,576	7,492
Notes payable, net of current portion and unamortized discount	—	10
Capital lease obligations, net of current portion	28	24
Deferred revenue, net of current portion	562	387
Contract loss reserve, net of current portion	5,673	2,404
Other long-term liabilities	179	—

Total liabilities	16,018	10,317

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value - 100,000,000 shares authorized, 21,032,250 and 19,887,672 shares issued and outstanding	21	20
Additional paid-in capital	104,759	95,000
Accumulated deficiency	(29,099)	(15,285)

Total stockholders’ equity	75,681	79,735

Total liabilities and stockholders’ equity	$91,699	$90,052

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues
System sales	$3,773	$3,936	$9,901	$11,194
Contract revenues	1,573	910	3,466	2,318

Total revenues	5,346	4,846	13,367	13,512

Cost of revenues
Cost of system sales	4,955	3,400	11,252	7,840
Cost of contract revenues	7,076	1,040	8,858	2,580
Depreciation expense	94	97	298	287

Total cost of revenues	12,125	4,537	20,408	10,707

Gross profit (loss)	(6,779)	309	(7,041)	2,805
Research and development expense	152	284	398	506
Selling, general and administrative expense	3,720	1,563	8,485	4,010

Loss from operations	(10,651)	(1,538)	(15,924)	(1,711)

Other income (expense)
Interest expense	—	(46)	(99)	(2,679)
Interest income	683	799	2,108	1,242
Other income	100	4	101	6

Total other income (expense)	783	757	2,110	(1,431)

Loss before taxes	(9,868)	(781)	(13,814)	(3,142)
Income tax benefit	—	—	—	—

Net loss	$(9,868)	$(781)	$(13,814)	$(3,142)

Net loss per share:
Basic	$(0.50)	$(0.04)	$(0.70)	$(0.21)
Diluted	$(0.50)	$(0.04)	$(0.70)	$(0.21)
Weighted average common shares outstanding:
Basic	19,873	19,628	19,751	14,838
Diluted	19,873	19,628	19,751	14,838

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficiency	Totals
Balance - December 31, 2006	19,888	$20	$95,000	$(15,285)	$79,735
Exercise of common stock options	87	—	329	—	329
Exercise of common stock warrants	525	1	3,087	—	3,088
Stock-based compensation expense	—	—	1,078	—	1,078
Deferred stock compensation	70	—	—	—	—
Fair value of stock issued for acquisition	462	—	5,265	—	5,265
Net loss	—	—	—	(13,814)	(13,814)

Balance - September 30, 2007	21,032	$21	$104,759	$(29,099)	$75,681

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net loss	$(13,814)	$(3,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	660	539
Stock-based compensation expense	1,231	566
Issuance of warrants for services	—	1,912
Write off of loan acquisition costs	—	401
Changes in operating assets and liabilities:
Accounts receivable including unbilled	(434)	(5,720)
Inventory	22	(87)
Prepaid expenses and other	(468)	(266)
Accounts payable	1,764	(92)
Deferred revenues	(117)	(424)
Accrued expenses and other	(1,357)	1,801
Contract loss reserve	4,242	—
Net book value of systems sold	4,099	—
Other assets and other liabilities	(157)	(2,597)

Net cash used in operating activities	(4,329)	(7,109)

Cash flows from investing activities
Purchase of property, plant and equipment	(3,312)	(3,915)
Acquisition of business, net of cash acquired	(6,192)	—
Issuance of notes receivable	(3,353)	—
Patent costs	(125)	(77)

Net cash used in investing activities	(12,982)	(3,992)

Cash flows from financing activities
Issuance of common stock	—	75,178
Proceeds from stock option exercises	329	—
Proceeds from warrant exercises	3,088	—
Proceeds from notes payable	—	2,000
Loan origination fees	—	(100)
Repayments of notes payable and capital lease obligations	(2,296)	(8,984)

Net cash provided by financing activities	1,121	68,094

Net increase (decrease) in cash and cash equivalents	(15,860)	56,993
Cash and cash equivalents, beginning of period	54,567	2,724

Cash and cash equivalents, end of period	$38,707	$59,717

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 1—Business Activity

Basin Water, Inc. and its subsidiaries (the Company) design, build, and implement systems for the treatment of contaminated groundwater. The Company markets these systems primarily to utilities, municipalities and other organizations that supply water, collectively referred to as water providers, for use in treating groundwater sources that do not comply with federal or state regulations due to the presence of chemical contaminants. Customers can choose between purchasing these systems and entering into long-term contracting arrangements for the Company’s systems, but in each case, entering into a long-term service arrangement with the Company. For any customers selecting a long-term capital arrangement, the Company may enter into third-party financing arrangements.

In May 2006, the Company registered for sale and sold 6,900,000 shares of $0.001 par value common stock at a price of $12.00 per share in its initial public offering. After underwriting discounts and commissions and offering expenses in the amount of $7,700, the net proceeds from the Company’s initial public offering were approximately $75,200.

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

On September 14, 2007, the Company completed the acquisition of Mobile Process Technology Co., a provider of technology and services to the water treatment and industrial process markets. This acquisition provides additional capabilities including expanded technological solutions, geographic presence and expanded customer base. The new company also provides the ability to service and treat smaller capacity water systems than the Company’s current product offering.

Note 2—Summary of Significant Accounting Policies

Interim Financial Statements

The interim financial statements for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934 as prescribed by the Securities and Exchange Commission (SEC). As such, certain disclosures which would substantially duplicate the disclosures contained in the Company’s latest audited financial statements have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (the September Report) should be read in concert with the Company’s Annual Report on Form 10-K (the 2006 Annual Report), which contains the Company’s audited financial statements for the year ended December 31, 2006.

The interim financial information for the three and nine month periods ended September 30, 2007 and 2006 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in the September Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (US GAAP) for audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial information.

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

Revenue Fluctuations

The Company’s revenues vary from period to period, because customers may choose between purchasing groundwater treatment systems and entering into long-term contract arrangements for groundwater treatment systems. If a customer chooses to purchase a system, revenues are recognized over a much shorter period of time, generally within two or three quarters, than for the same system if the customer chooses a long-term contract arrangement. Revenues tend to be higher in periods in which sales rather than long-term use contracts occur. The results of operations for the first nine months of 2007 are not necessarily predictive of the remaining three months of the year.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 on January 1, 2008, and is currently evaluating the impact of this statement on the consolidated financial statements.

Note 3—Acquisition

On September 14, 2007, a newly formed subsidiary of the Company acquired 100% of the business of Mobile Process Technology Co., an Arkansas corporation based in Memphis, Tennessee, through the means of a merger agreement, and upon completion of the merger and acquisition, the business was renamed Basin Water-MPT, Inc. (MPT). MPT is a provider of technology and services to the water treatment and industrial process markets. This acquisition provides additional capabilities including expanded technological solutions, geographic presence and expanded customer base. The new company also provides the ability to service and treat smaller capacity water systems than the Company’s current product offering.

The aggregate purchase price was approximately $12,500, consisting of approximately $6,900 of cash, 462,746 shares of Company common stock with a fair value of approximately $5,300, and the assumption of approximately $300 of long-term debt. The fair value of the common stock issued was determined based on the average closing market price of the Company’s common stock over the period beginning five business days before and ending five business days after the terms of the acquisition were agreed upon and announced.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 3—Acquisition (continued)

The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. A valuation of MPT’s property and intangible assets is in the process of being developed; accordingly, the allocation of the purchase price is subject to refinement.

Current assets	$2,766
Property, plant and equipment	2,150
Intangible assets	4,300
Goodwill	6,333
Other assets	121

Total assets acquired	15,670

Current liabilities	(3,019)
Long-term debt	(265)
Other liabilities	(179)

Total liabilities assumed	(3,463)

Net assets acquired	$12,207

The net assets acquired in the table above represent cash consideration of $6,192 (net of cash acquired), $749 of cash acquired included in current assets above and common stock consideration of $5,266. The purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values, with approximately $4,300 allocated to intangible assets with a weighted-average useful life of approximately 11 years. Such intangible assets consist of a covenant not to compete in the amount of $300 (three year useful life), trade name in the amount of $200 (two year useful life), service agreements and contracts in the amount of $1,350 (six year useful life), customer relationships in the amount of $600 (15 year useful life) and patents in the amount of $1,850 (17 year useful life). The excess of the net purchase price over the estimated fair value of assets acquired was approximately $6,300, which was recorded as non-tax deductible goodwill.

Approximately $1,250 of the cash portion of the purchase price has been placed into an escrow account as a reserve for unidentified liabilities of the acquired business.

The results of MPT’s operations have been included in the consolidated financial statements since it was acquired on September 14, 2007.

The unaudited pro forma condensed combined statements of operations table below reflects the results of operations of the Company and MPT for the three and nine month periods ended September 30, 2007 and 2006 as if the acquisition had occurred at the inception of each of the periods presented. Unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated or had the entities been a single entity during these periods. The unaudited pro forma statements of operations are not necessarily indicative of the results that may be achieved in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited pro forma)		(Unaudited pro forma)
Revenues	$6,329	$5,639	$17,782	$17,784

Net loss	$(10,361)	$(1,345)	$(14,698)	$(3,918)

Net loss per share
Basic	$(0.51)	$(0.07)	$(0.73)	$(0.26)
Diluted	$(0.51)	$(0.07)	$(0.73)	$(0.26)

BASIN WATER, INC. AND SUBSIDIARIES

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

The Company incurred net losses for the three and nine month periods ended September 30, 2007 and 2006. Approximately 730,000 stock options, 283,000 shares of unvested stock and 1,355,000 warrants have been excluded from the computation of diluted EPS for the three months ended September 30, 2007, and approximately 528,000 stock options, 248,000 shares of unvested stock and 860,000 warrants have been excluded from the computation of diluted EPS for the nine months ended September 30, 2007 due to the antidilutive effect of such common stock equivalents.

Likewise, approximately 635,000 stock options and 969,000 warrants have been excluded from the computation of diluted EPS for the three months ended September 30, 2006, and approximately 753,000 stock options and 1,115,000 warrants have been excluded from the computation of diluted EPS for the nine months ended September 30, 2006 due to the antidilutive effect of such common stock equivalents.

In addition, approximately 95,000 stock options have been excluded from the computation of diluted EPS for the three months ended September 30, 2007, and approximately 327,000 stock options and 33,000 warrants have been excluded from the computation of diluted EPS for the nine months ended September 30, 2007 as the exercise price of such options and warrants was higher than the weighted average price of the Company’s common stock during such periods.

The following tables contain a reconciliation of the numerators (net loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss per share
Numerator:
Net loss applicable to common shares	$(9,868)	$(781)	$(13,814)	$(3,142)

Denominator:
Weighted average common shares outstanding	19,873	19,628	19,751	14,838

Net loss per common share	$(0.50)	$(0.04)	$(0.70)	$(0.21)

Net loss per share - assuming dilution
Numerator:
Net loss applicable to common shares	$(9,868)	$(781)	$(13,814)	$(3,142)

Denominator:
Weighted average common shares outstanding	19,873	19,628	19,751	14,838
Add shares issued on assumed:
Exercise of stock options	—	—	—	—
Exercise of warrants	—	—	—	—

Weighted average common shares outstanding	19,873	19,628	19,751	14,838

Net loss per common share - diluted	$(0.50)	$(0.04)	$(0.70)	$(0.21)

BASIN WATER, INC. AND SUBSIDIARIES

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

Options issued under the plan are issued at the closing market price of the stock on the date of the grant. Option grants are generally exercisable over three years, starting one year from the date of grant, and they expire 10 years from the date of grant.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment. Under the provisions of SFAS No.123R, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The Company estimated the fair value of stock options granted during the three and nine months ended September 30, 2007 and 2006 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of the Company’s stock over the expected option term, and the expected annual dividend yield on the Company’s stock.

The fair value of each option grant during the three and nine months ended September 30, 2007 and 2006 was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected option term in years	6.5 to 7.0	6.5	5.0 to 7.0	6.5
Risk free interest rate	4.5%	4.8% to 5.0%	4.5% to 4.8%	4.3% to 5.0%
Expected volatility	26.9%	29.3%	26.9% to 29.5%	28.3% to 29.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2007 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	1,528	$4.72
Granted	207	$9.28
Exercised	(87)	$3.80
Forfeited	(60)	$7.59

Options outstanding at September 30, 2007	1,588	$5.26

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2007:

(In thousands, except exercise prices)	Outstanding	Exercisable
Number of shares	1,588	955
Weighted average remaining contractual life in years	7.2	6.0
Weighted average exercise price per share	$5.26	$3.32
Aggregate intrinsic value (at September 30, 2007 closing stock price of $11.83 per share)	$10,433	$8,127

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price of $11.83 per share on September 30, 2007 and the exercise price times the number of shares) that would have been received by the option holders had all options holders exercised their options on September 30, 2007. This amount will vary as the Company’s stock price varies.

The weighted average grant-date fair value of options granted by the Company during the nine months ended September 30, 2007 was $3.31 per share. Compensation expense arising from stock option grants during the nine months ended September 30, 2007 was $607.

As of September 30, 2007, approximately $1,106 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.3 years. The total fair value of options vested during the nine months ended September 30, 2007 was $152.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $ 1.33	375	$1.17	3.9 yrs	375	$1.17
$ 4.00	308	$4.00	6.7 yrs	282	$4.00
$ 5.00	334	$5.00	7.9 yrs	267	$5.00
$6.79 - $ 9.00	466	$8.18	9.1 yrs	31	$8.49
$9.87 - $ 12.29	105	$11.33	9.9 yrs	—

	1,588	$5.26		955	$3.32

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $541.

Non-vested Stock

Under the 2006 Equity Plan, the Company has granted non-vested stock to management and directors, which is subject only to a service condition. In general, such non-vested stock vests over three years for management and one year for directors. The total number of shares of non-vested stock granted under the 2006 Equity Plan is 283,125, of which 4,333 shares had vested as of September 30, 2007.

The fair value of non-vested stock is measured at the date of grant based upon the closing price of the Company’s common stock on that date, and such fair value is recognized as stock-based compensation expense over the requisite vesting period. Compensation expense arising from grants of non-vested stock during the nine months ended September 30, 2007 was $624. As of September 30, 2007, approximately $1,810 of unrecognized compensation expense related to non-vested stock grants is expected to be recognized over a weighted average period of 2.0 years.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 6—Notes Payable

The following table summarizes the notes payable as of the dates indicated:

	September 30,
	2007	2006
Aqua note, interest payable semi-annually at 7.0% per annum, principal due in full in May 2007	$—	$2,000
Contract payable to a financing company in monthly installments including interest at 1.9% per annum	—	19

Total notes payable	—	2,019
Less: current portion of notes payable	—	(12)

Notes payable, net of current portion and unamortized discount	$—	$2,007

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

Pursuant to the terms of a business loan agreement with BWCA I, LLC, after completion of the Company’s initial public offering in May 2006, the Company repaid approximately $4,000 to BWCA I, LLC, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued to the lender in connection with the BWCA loan in the amount of $400 was written off in the second quarter of 2006, as the principal on the loan was repaid in full. The Company recorded $200 in the second quarter of 2006 for an early payoff penalty related to this loan, of which $100 has been paid as of September 30, 2007.

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

In September 2007, concurrent with the acquisition of MPT, the Company assumed $266 of MPT’s long-term debt, and immediately repaid this debt in full.

Note 7—Notes Receivable

In June 2007, the Company sold 10 of its existing systems with various treatment capacities which had previously been placed with customers to a third party affiliate of a bank. As part of this transaction, the Company assigned all of its future standby fees from these 10 systems to the third party. Net proceeds to the Company consisted of $500 in cash, plus a non-interest bearing note receivable due in 72 monthly installments of $56 each, commencing April 2008. The aggregate present value of the notes is $3,353, which has been recorded by the Company as notes receivable as of September 30, 2007. The present value of the notes receivable, together with the cash to be paid by the third party, were recorded as $3,853 of system sales revenues during the second quarter of 2007.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 8—Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2007:

Balance at December 31, 2006	$—
Acquisition of business during the period	6,333

Balance at September 30, 2007	$6,333

Net intangible assets are as shown in the following table as of the dates indicated:

	September 30, 2007	December 31, 2006
Patents, net	$2,325	$383
Deferred stock based compensation	240	394
Fair value of warrants, net	990	1,210
Service agreements and contracts	1,350	—
Customer relationships	600	—
Covenant not to compete	300	—
Trade name	200	—
Loan costs, net	—	37

Intangible assets, net	$6,005	$2,024

The amortization period of intangible assets are as follows: patents – 17 years; customer relationships – 15 years; covenant not to compete – three years; trade name – two years; service agreements and contracts – six years; deferred stock-based compensation – three years; and fair value of warrants issued to a joint venture partner – five years.

Note 9—Contract Loss Reserve

During late 2006 and early 2007, improvements to the Company’s controls and accounting systems enabled us to more thoroughly analyze operating results for each service contract and determine that certain older contracts were operating at net cash flow losses. These contracts had both problematic pricing issues from prior years, plus increasing operating costs such as waste disposal and salt purchasing costs as the direct result of higher fuel, salt and other third-party costs – in addition, these older contracts did not contain typical terms to allow the Company to pass these increasing costs to our customers.

It was determined that these losses, in most cases, would continue through the remaining terms of the contracts. Accordingly, the Company recorded a reserve for future contract losses in the fourth quarter 2006 in the amount of $3,700.

During the following months in 2007, additional older legacy contracts became operational and were operated during the busy, higher volume summer months. Based on the new operating history, especially during the third quarter, it became apparent that the original reserve was not adequate. The Company reviewed each contract’s financial performance and identified the future expected losses for all contracts, resulting in a $4,700 increase to the reserves, which was charged to costs of contract revenues during the third quarter of 2007. The total reserve included on the balance sheet, both short and long term, as of September 30, 2007 was approximately $8,000.

Note 10—Warrants

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

The number of shares of common stock that will be issued to BWCA I, LLC upon cashless exercise will be reduced from the 767,450 shares originally issuable under the warrants. These warrants have an aggregate exercise price of $3,270, which the warrant holder would normally pay in cash to the Company. Instead, upon exercise the warrant holder will receive a reduced number of shares of the Company’s common stock, effectively foregoing shares equal to $3,270 in market value at the time of exercise.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 10—Warrants (continued)

During the third quarter of 2007, the holders of the XACP warrants exercised warrants for 500,000 shares of common stock at a weighted average exercise price of $6.18 per share, and the Company received net proceeds of $3,088 from this exercise. In addition, during the third quarter of 2007, the holders of certain BWCA I, LLC warrants exercised “net” or “cashless” warrants for 41,066 shares of common stock at a weighted average exercise price of $4.19 per share. The Company received no cash from the exercise of the BWCA I, LLC warrants.

Note 11—Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows:

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$147	$532

Income taxes	$—	$—

Cash paid for acquisition:
Fair value of assets acquired	$9,656	$—
Liabilities assumed	(3,464)	—

Cash paid for acquisition (net of cash acquired)	$6,192	$—

Non-cash investing and financing activities:
Common stock issued for acquisition	$5,266	$—

Note 12—Litigation

From time to time, the Company is involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which management believes are not material to the conduct of the Company’s business. With respect to these ordinary matters, management believes that the Company has adequate insurance coverage or has made adequate accruals for related costs, and the Company may also have effective legal defenses.

Note 13—Subsequent Events

During the month of October 2007, the holders of the XACP warrants exercised warrants for an additional 450,000 shares of common stock at a weighted average exercise price of $5.50 per share, and the Company received net proceeds of $2,475 from this exercise. Also during the month of October, the holders of the Aqua America, Inc. warrants exercised their warrants for 400,000 shares of common stock at a weighted average exercise price of $6.25 per share, and the Company received net proceeds of $2,500 from this exercise.

Basin Water, Inc. and Rohm and Haas Company (Rohm and Haas) have formed an exclusive, service-based alliance to develop, market and sell ion exchange resin-based systems and other technologies for the treatment of impaired groundwater in the United States and Canada. Additionally, the alliance will conduct research and development in the field of contaminant removal from groundwater and residuals management for water treatment processes. The parties intend to develop certain specific objectives whereby both parties would share net gross profits from the initiatives on a 50-50 basis. For all other Company projects in the alliance scope and territory for which Rohm and Haas provides either ion exchange resins or technical support, the Company will pay Rohm and Haas a percentage of revenues from such projects.

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

We currently have 78 systems on order or under contract in California, Arizona and New Jersey with an aggregate installed capacity of approximately 112,700 acre-feet per year, or approximately 36.7 billion gallons per year. Our customers include American Water, Aqua America, California Water Service Group and American States Water Company, four of the largest investor-owned water utilities in the United States based on population served.

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

Our system produces what we believe are very low waste rates, can meet a wide range of volume requirements and is capable of removing multiple chemical contaminants at a single site. While our system can treat a wide range of chemical contaminants, we have focused the majority of our initial efforts on four key groundwater contaminants: arsenic, nitrate, perchlorate and radionuclides. These contaminants, which have been linked to various cancers, diseases and metabolic disorders, have received substantial focus and attention of the United States Environmental Protection Agency, or EPA, and state regulatory agencies, media and consumer groups. As a result, this has created our most immediate market opportunity for treatment of groundwater.

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

On September 14, 2007, the Company completed the acquisition of Mobile Process Technology Co., a provider of technology and services to the water treatment and industrial process markets. This acquisition provides additional capabilities including expanded technological solutions, geographic presence and expanded customer base. The new company provides the ability to service and treat smaller capacity water systems than the Company’s current product offering.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	% of Revenues	2006	% of Revenues	2007	% of Revenues	2006	% of Revenues
	(dollars in thousands)				(dollars in thousands)
Revenues
System sales	$3,773	71%	$3,936	81%	$9,901	74%	$11,194	83%
Contract revenues	1,573	29%	910	19%	3,466	26%	2,318	17%

Total revenues	5,346	100%	4,846	100%	13,367	100%	13,512	100%

Cost of revenues
Cost of system sales	4,955	93%	3,400	70%	11,252	84%	7,840	58%
Cost of contract revenues	7,076	132%	1,040	21%	8,858	66%	2,580	19%
Depreciation expense	94	2%	97	2%	298	2%	287	2%

Total cost of revenues	12,125	227%	4,537	94%	20,408	153%	10,707	79%

Gross profit (loss)	(6,779)	-127%	309	6%	(7,041)	-53%	2,805	21%
Research and development expense	152	3%	284	6%	398	3%	506	4%
Selling, general and administrative expense	3,720	70%	1,563	32%	8,485	63%	4,010	30%

Loss from operations	(10,651)	-199%	(1,538)	-32%	(15,924)	-119%	(1,711)	-13%
Other expense	783	15%	757	16%	2,110	16%	(1,431)	-11%

Loss before taxes	(9,868)	-185%	(781)	-16%	(13,814)	-103%	(3,142)	-23%
Income tax benefit	—		—		—		—

Net loss	$(9,868)	-185%	$(781)	-16%	$(13,814)	-103%	$(3,142)	-23%

Three months Ended September 30, 2007 and 2006

Revenues

The following table summarizes the significant components of revenues, cost of revenues and gross profit or loss for the three months ended September 30, 2007 compared to the same period in the prior year:

	2007	2006	Increase (Decrease)
	(In thousands)
Revenues:
Large system sales	$141	$1,492	$(1,351)
Standard system sales	3,632	2,444	1,188
Contract operations	1,573	910	663

Total Revenues	5,346	4,846	500

Cost of Revenues:
Large system sales	1,935	1,712	223
Standard system sales	3,020	1,639	1,381
Contract operations	2,421	1,133	1,288
Reserve for contract operations	4,655	—	4,655
Depreciation expense	94	53	41

Total Cost of Revenues	12,125	4,537	7,588

Gross Profit (Loss):
Large system sales	(1,794)	(220)	(1,574)
Standard system sales	612	805	(193)
Reserve for contract operations	(4,655)	—	(4,655)
Contract operations	(942)	(276)	(666)

Total Gross Profit (Loss)	$(6,779)	$309	$(7,088)

Revenues were $5.3 million and $4.8 million during the three months ended September 30, 2007 and 2006, respectively. Revenues from system sales decreased $0.1 million, or 3% to $3.8 million in the third quarter of 2007 when compared to the same period in 2006. Contract revenues increased from $0.9 million during the third quarter of 2006 to $1.6 million during the same period of 2007, an increase of $0.7 million, or 77%, as the number of systems placed in service with customers during 2007 increased, as well as the addition of our newly acquired subsidiary, Basin Water – MPT, Inc. (MPT), which contributed $0.1 million to contract revenues for the third quarter of 2007 after its acquisition in mid-September 2007.

Cost of Revenues

Cost of revenues increased by $7.6 million, or 169%, to $12.1 million during the third quarter of 2007 compared to $4.5 million during the same period in 2006.

For the third quarter 2007, our cost of system sales was $5.0 million, an increase of $1.6 million, or 47%, from $3.4 million for the prior year quarter. The cost of large system sales included a reserve of $0.7 million for unanticipated costs on three large projects during the third quarter 2007. The cost of standard system sales increased to $3.0 million for the third quarter 2007, from $1.6 million from the prior year quarter, an increase of $1.4 million, or 87%, due primarily to an increase in total standard systems sold.

Operating costs for contract revenues increased by $6.0 million, or 500%, to $7.2 million during the third quarter of 2007, compared to $1.2 million for the third quarter of 2006. This increase included a $4.7 million increased reserve for future contract losses.

During late 2006 and early 2007, improvements to our management controls and accounting systems enabled management to analyze operating results for each service contract. We determined that certain older contracts had problematic pricing issues from prior years, were operating with rising costs, had inadequate contracting provisions for passing costs on to clients and were and would continue to be operating at a loss. Accordingly, we recorded a reserve for future contract losses in the fourth quarter 2006 for $3.7 million.

During the following months in 2007, additional older legacy contracts became operational and were operated during the busy, higher volume summer months. Based on the new operating history, especially during the third quarter, it became apparent that the original reserve was not adequate. Accordingly, after analyzing each contract, we recorded a $4.7 million increase to the reserves, which was charged to costs of contract revenues during the third quarter 2007.

The remaining increase in operating costs for contract revenues was due to the increase in number of systems operating during the third quarter of 2007 compared to the same quarter in the prior year. In addition, $0.1 million in increased costs of contract revenues was as a result of the acquisition of MPT in mid-September, 2007.

We expect that our cost of revenues will increase in absolute dollars in future periods due to both an increase in the number of systems sold and higher costs of salt, waste disposal and increased field service labor expense, as well as higher depreciation expense, as a result of having more systems placed in service in future periods. As a percentage of revenues, we expect that our cost of revenues will vary from year to year, depending upon the percentage of our revenues recognized from systems sold as opposed to revenues recognized from long-term contracts. As noted above, in the third quarter of 2007, we recorded a $4.7 million reserve for future contract losses primarily on older contracts, which impacted our operating profit.

Gross Profit (Loss)

We recorded a gross loss of $6.8 million during the third quarter of 2007 compared to a gross profit of $0.3 million during the third quarter of 2006. This decrease in gross profit was primarily the result of (1) a third quarter 2007 reserve for future contract losses in the amount of $4.7 million as discussed above, and (2) higher than anticipated costs associated with the sale of three of our large groundwater projects, including a $0.7 million reserve for these projects. The gross profit percentage on our standard system sales, which excludes the three large projects, was 17% for the third quarter of 2007, which we believe is beginning to reflect the impact of newer, properly priced systems, and is expected to approach targeted levels over the coming year. Our contract operations gross profit was impacted by higher volume-related contract operating costs and increased field service labor and engineering expense. We expect our gross profit percentage to fluctuate based on the portion of our revenues derived from system sales as opposed to long-term contracts.

Research and Development Expense

Research and development expense was $0.2 million in the third quarter of 2007 compared to $0.3 million in the third quarter of 2006. We expect our research and development expense to increase in absolute dollars in subsequent periods as we develop additional water treatment systems and expand our research and development personnel. We anticipate that our research and development expense will fluctuate significantly from period to period based upon the timing of our internal and sponsored research projects.

Selling, General and Administrative Expense

The following table summarizes the significant components of selling, general and administrative (SG&A) expenses for the three months ended September 30, 2007 compared to the same period in the prior year.

	2007	2006	Increase (Decrease)
	(In thousands)
Compensation and benefits	$1,042	$523	$519
Bad debt expense	599	—	599
Stock-based compensation expense	447	193	254
Professional fees	596	216	380
Outside selling, marketing & promotion	325	94	231
Travel & entertainment	131	119	12
Directors fees and public company costs	116	128	(12)
Sox 404 compliance costs	106	—	106
Amortization - fair value of warrants	73	75	(2)
Franchise taxes	30	—	30
Telephone, postage & supplies	69	48	21
Insurance	34	46	(12)
Other SG&A expense	152	121	31

Total SG&A Expense	$3,720	$1,563	$2,157

Selling, general and administrative expense increased by $2.2 million, or 138%, to $3.7 million during the third quarter of 2007 from $1.6 million during the same period of 2006. The increase was primarily due to higher personnel and related costs to support our overall growth and bad debt expense for potentially uncollectible accounts, as well as increased stock-based compensation expense recorded in accordance with the provisions of SFAS No. 123R. We had increased legal accruals in the third quarter of 2007 when compared to 2006. Additionally, we experienced increases in our sales, marketing and promotion expense as our sales force and marketing efforts expanded in the third quarter of 2007 compared to the same period of 2006. Selling, general and administrative expenses included approximately $0.1 million during the third quarter of 2007 as a result of our acquisition of MPT. We expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth.

Other Income (Expense)

The following table summarizes the significant components of other income and expenses for the quarter ended September 30, 2007 compared to the same period in the prior year.

	2007	2006	(Increase) Decrease
	(In thousands)
Interest income	$683	$799	$(116)
Interest expense - notes and loans	—	(46)	46
Amortization - loan acquisition costs	—	—	—
Capitalized interest and other	100	4	96

Total Other Income	$783	$757	$26

Other income was approximately $0.8 million during the third quarter of both 2007 and 2006, respectively. Interest expense decreased due to the payoff of existing debt in the second quarters of 2006 and 2007. Meanwhile, since receiving the net proceeds of our initial public offering in mid-May, 2006, we have earned interest income on our invested cash balances. During the third quarter of 2007, we reversed $0.1 million of expense associated with the early retirement of debt which was ultimately not realized.

Nine months ended September 30, 2007 and 2006

Revenues

The following table summarizes the significant components of revenues, cost of revenues and gross profit (loss) for the nine months ended September 30, 2007 compared to the same period in the prior year.

	2007	2006	Increase (Decrease)
	(In thousands)
Revenues:
Large system sales	$1,964	$2,953	$(989)
Standard system sales	7,937	8,241	(304)
Contract operations	3,466	2,318	1,148

Total Revenues	13,367	13,512	(145)

Cost of Revenues:
Large system sales	4,454	3,398	1,056
Standard system sales	6,798	4,442	2,356
Contract operations	4,615	2,580	2,035
Reserve for contract operations	4,243	—	4,243
Depreciation expense	298	287	11

Total Cost of Revenues	20,408	10,707	9,701

Gross Profit (Loss):
Large system sales	(2,490)	(445)	(2,045)
Standard system sales	1,139	3,799	(2,660)
Reserve for contract operations	(4,243)	—	(4,243)
Contract operations	(1,447)	(549)	(898)

Total Gross Profit (Loss)	$(7,041)	$2,805	$(9,846)

Revenues were $13.4 million during the nine months ended September 30, 2007 compared to $13.5 million during the first nine months of 2006. Revenues from system sales decreased $1.3 million, or 12%, to $9.9 million in the first nine months of 2007 compared to $11.2 million in the same period in 2006 primarily due to a decrease in large system sales in the first nine months of 2007 when compared to the same period in 2006, partially offset by an increase in standard system sales in the first nine months of 2007 compared to the same period of 2006. The $7.9 million of standard system sales includes revenues of $3.8 million for the third party financing arrangement whereby the Company sold 10 water treatment systems of various capacities which had previously been placed with customers. Contract revenues increased from $2.3 million during the first nine months of 2006 to $3.5 million during the same period of 2007, an increase of $1.2 million, or 52%, as the number of systems placed in service with customers during 2007 increased, as well as contract revenues of $0.1 million as a result of our acquisition of MPT in mid-September, 2007.

Cost of Revenues

Cost of revenues increased by $9.7 million, or 91%, to $20.4 million during the first nine months of 2007 compared to $10.7 million during the same period in 2006. Cost of system sales increased $3.4 million, or 44%, from $7.8 million in the first nine months of 2006 to $11.2 million in the first nine months of 2007, primarily due to the $3.3 million cost of 10 existing groundwater systems sold in the second quarter of 2007. Additionally, costs associated with three larger system sales were significantly higher than anticipated, including $1.0 million of reserves for unanticipated costs.

Operating costs for our contract revenues increased $6.3 million, or 217%, to $9.2 million during the first nine months of 2007 from $2.9 million in the comparable period of 2006. Operating costs include salt, waste disposal and field service labor expense, as well as depreciation expense. The increase in operating costs for our contract revenues included a $4.7 million increase in our reserve for future contract losses during the third quarter of 2007. Contract revenue operating costs for the first nine months of 2007 were partially offset by the reversal of $0.5 million of contract loss reserves which were previously accrued in the fourth quarter of 2006.

During late 2006 and early 2007, improvements to our management controls and accounting systems enabled management to analyze operating results for each service contract. We determined that certain older contracts had problematic pricing issues from prior years, were operating with rising costs, had inadequate contracting provisions for passing costs on to clients and were and would continue to be operating at a loss. Accordingly, we recorded a reserve for future contract losses in the fourth quarter 2006 for $3.7 million.

During the following months in 2007, additional older legacy contracts became operational and were operated during the busy, higher volume summer months. Based on the new operating history, especially during the third quarter, it became apparent that the original reserve was not adequate. Accordingly, after analyzing each contract, we recorded a $4.7 million increase to the reserve for future contract losses, which was charged to costs of contract revenues during the third quarter 2007.

The remaining increase in operating costs for contract revenues was due to the increase in number of systems operating during the third quarter of 2007 compared to the same quarter in the prior year. In addition, $0.1 million in increased costs of contract revenues was as a result of the acquisition of MPT in mid-September, 2007.

Gross Profit

We recorded a gross loss of $7.0 million for the first nine months of 2007 compared to gross profit of $2.8 million during the same period of 2006. This decrease in gross profit was primarily the result of (1) higher than anticipated costs associated with the sales of three of our larger groundwater projects, including reserves of $1.0 million, (2) a third quarter 2007 reserve for future contract losses in the amount of $4.7 million, partially offset by $0.5 million of reserve reversals, as discussed above and (3) our contract operations gross profit was impacted by higher volume-related contract operating expenses and increased field service labor and engineering expense. The gross profit percentage on our standard system sales, which excludes the three large projects, was 14% for the first nine months of 2007, which we believe is beginning to reflect the impact of newer, properly priced systems, and is expected to approach targeted levels over the coming year.

Research and Development Expense

Research and development was $0.4 million in the first nine months of 2007 compared to $0.5 million in the comparable period of 2006.

Selling, General and Administrative Expense

The following table summarizes the significant components of selling, general and administrative (SG&A) expenses for the nine months ended September 30, 2007 compared to the same period in the prior year.

	2007	2006	Increase (Decrease)
	(In thousands)
Compensation and benefits	$2,691	$1,693	$998
Stock-based compensation expense	1,231	586	645
Professional fees	1,160	466	694
Outside selling, marketing & promotion	888	224	664
Bad debt expense	634	—	634
Directors fees and public company costs	437	161	276
Travel & entertainment	423	325	98
Amortization - fair value of warrants	220	184	36
Sox 404 compliance costs	167	—	167
Franchise taxes	162	—	162
Telephone, postage & supplies	154	98	56
Insurance	117	126	(9)
Other SG&A expense	201	147	54

Total SG&A Expense	$8,485	$4,010	$4,475

Selling, general and administrative expense increased by $4.5 million, or 113%, to $8.5 million during the first nine months of 2007 from $4.0 million during the same period of 2006. The increase was primarily due to higher personnel and related costs to support our overall growth and bad debt expense for potentially uncollectible accounts receivable, as well as increased stock-based compensation expense recorded in accordance with the provisions of SFAS No. 123R. We accrued additional legal costs in the first nine months of 2007 when compared to 2006. Additionally, we experienced increases in our sales, marketing and promotion as our sales force and marketing efforts expanded in the first nine months of 2007 compared to the same period of 2006. Our professional fees, Sox 404 compliance costs and public company costs were higher in the first nine months of 2007 when compared to 2006 because our initial public offering was not completed until the middle of the second quarter of 2006. Selling, general and administrative expenses included approximately $0.1 million during the third quarter of 2007 as a result of our acquisition of MPT. We expect our selling expense to continue to increase in future periods as we expand our sales and marketing force. We also expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth.

Other Income (Expense)

The following table summarizes the significant components of other income and expenses for the nine months ended September 30, 2007 compared to the same period in the prior year.

	2007	2006	Expense (Increase) Decrease
	(In thousands)
Interest income	$2,108	$1,242	$866
Interest expense - notes & loans	(62)	(2,516)	2,454
Amortization - fair value of warrants	—	(25)	25
Amortization - loan acquisition costs	(37)	(138)	101
Capitalized interest & other	101	6	95

Total Other Income (Expense)	$2,110	$(1,431)	$3,541

Other income increased by $3.5 million to $2.1 million of income during the first nine months of 2007 compared to $1.4 million expense during the same period of 2006. Interest expense decreased due to the payoff of existing debt in the second quarter of both 2006 and 2007. Meanwhile, since receiving the net proceeds of our initial public offering in mid-May, 2006, we have earned interest income on our invested cash balances. During the third quarter of 2007, we reversed $0.1 million of expense associated with the early retirement of debt which was ultimately not realized.

Liquidity and Capital Resources

At September 30, 2007, we had approximately $38.7 million in cash and cash equivalents. We have invested substantially all of our available cash balances in money market funds placed with reputable institutions for which credit loss is not anticipated. The following table summarizes our primary sources and uses of cash in the periods presented.

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,329)	$(7,109)
Investing activities	(12,982)	(3,992)
Financing activities	1,121	68,094

Net increase (decrease) in cash and cash equivalents	$(15,860)	$56,993

Operating Activities

Net cash used by operating activities was approximately $4.3 million for the first nine months of 2007 compared to net cash used of $7.1 million for the comparable period in 2006. In addition to our net loss of $13.8 million, cash used in operating activities was primarily due to a net decrease in accrued expenses of $1.4 million, coupled with a $0.4 million increase in accounts receivable and a $0.5 million increase in prepaid assets, which were partially offset by a $4.2 million increase in contract loss reserves and $4.1 million in net book value of systems sold, as well as a $1.8 million increase in accounts payable. For the first nine months of 2006, net cash used in operating activities of $7.1 million was primarily due to our net loss of $3.1 million, together with an increase in accounts receivable of $5.7 million and a $2.6 million increase in other assets, partially offset by $1.8 million increase in accrued expenses.

Investing Activities

Net cash used in investing activities was approximately $13.0 million for the first nine months of 2007, compared to net cash used in investing activities of $4.0 million during the same period in 2006. Cash used in investing activities during the first nine months of 2007 reflects the $6.2 million paid in connection with the acquisition of MPT (net of cash acquired), the issuance of $3.4 million of notes receivable and capital expenditures of $3.3 million. Cash used in investing activities for the first nine months of 2006 in the amount of $4.0 million represents capital expenditures in that amount.

Financing Activities

Net cash provided by financing activities was approximately $1.1 million for the first nine months of 2007 compared to $68.1 million in the same period of 2006. Cash provided by financing activities for the first nine months of 2007 reflects $3.1 million in net proceeds from the exercise of warrants and $0.3 million in net cash proceeds from the exercise of stock options, which were partially offset by $2.3 million in repayment of notes payable. Net cash provided by financing activities of $68.2 million in the first nine months of 2006 reflects $75.3 million in proceeds from the issuance of common stock in our May 2006 initial public offering, offset by $9.0 million used for the repayment of notes payable, following the public offering.

Outstanding Indebtedness

Contractual Obligations

The following table summarizes our known contractual obligations to make future cash payments as of September 30, 2007 as well as an estimate of the periods during which these payments are expected to be made.

Payments Due by Period	Less than 1 Year (2007-2008)	1 to 3 Years (2008-2009)	3 to 5 Years (2010-2011)	More than 5 Years (After 2011)	Totals
	(In thousands)
Principal payments - notes payable	$—	$—	$—	$—	$—
Interest payments - fixed rate notes payable	—	—	—	—	—
Capital lease obligations	10	21	—	—	31
Operating lease obligations	951	971	1,884	571	4,377
Capital commitments (1)	3,557	—	—	—	3,557
Purchase commitments (2)	—	—	—	—	—

Totals	$4,518	$992	$1,884	$571	$7,965

(1) - Represents estimated costs to complete groundwater treatment systems under current contracts with customers

(2) - There are no minimum purchase arrangements with vendors

Aqua Note

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

Capital Expenditures

Capital expenditures totaled $3.3 million in the first nine months of 2007 compared to $3.9 million for the comparable period of 2006. Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

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

We compensate for the foregoing limitations by relying primarily on our US GAAP results and using EBITDA only as a supplemental measure. EBITDA is calculated as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income (loss)	$(9,868)	$(781)	$(13,814)	$(3,142)
Add: interest expense (1)	—	46	99	2,679
Less: interest and other income	(783)	(803)	(2,209)	(1,248)
Add: depreciation and amortization	191	70	660	539

EBITDA (2)	$(10,460)	$(1,468)	$(15,264)	$(1,172)

(1)	Interest expense includes portions of the fair value of warrants that constitute debt discount, but excludes amortization of debt discount already included in amortization expense.

(2)	Not considered in the calculation of EBITDA are the following:

•

Stock-based compensation, which includes amortization of deferred compensation expense. We recorded approximately $1.2 million and $0.6 million in stock-based compensation expense in 2007 and 2006, respectively.

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

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2007, we had repaid in full our $2.0 million outstanding under the Aqua note, which matured May 17, 2007, plus all accrued interest. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole because we do not have any foreign customers nor do we enter into contracts with foreign entities, we do not consider it necessary to hedge against currency risk.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this report.

Based upon that evaluation as of September 30, 2007, and the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2006, we identified several material weaknesses in our internal control over financial reporting which still existed as of September 30, 2007. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2007.

In connection with the preparation of this report, we identified the following control deficiencies:

•	We are still in the process of implementing appropriate policies and procedures.

•	We have not fully implemented our whistleblower program.

•	We have not finalized documentation of our system of internal control over financial reporting.

Each of these control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we have determined that each of the control deficiencies described above constitutes a material weakness.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2006, as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2007, were fairly stated in accordance US GAAP for such financial statements. Accordingly, management believes that despite our material weaknesses, our condensed consolidated financial statements for the year ended December 31, 2006 as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, are fairly stated, in all material respects, in accordance with US GAAP.

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

Plan for Remediation of Material Weaknesses

We have continued to evaluate our previously identified material weaknesses and are progressing with our plan to remediate these material weaknesses. Our CFO has continued his efforts to hire additional qualified accounting and finance staff. As of the date of this Report, we believe that we have sufficient qualified accounting personnel who have public company accounting and reporting experience. In April 2007, we added the former chief financial officer of a public company to our audit committee to replace a non-independent member. We believe that this addition will help to ensure the technical proficiency of the Board of Directors’ audit committee, which oversees our financial reporting function.

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

Since our initial public offering, we have commenced the process of preparing for our public reporting obligations by implementing the following:

•	we retained an experienced consultant to assist us in our SOX 404 preparedness project;

•	we have prepared and are proceeding with a plan to complete our SOX 404 project;

•	we have completed our corporate governance documents;

•	we have completed and implemented our accounting policies and procedures;

•	we completed implementation of a new financial software system to enhance our financial reporting process;

•	we have drafted documentation of all of our significant accounting processes;

•	we have completed our organizational SOX 404 training;

•	we have established an internal audit function through use of a consultant; and

•

we have formed a disclosure committee and implemented a certification and sub-certification process which, together with other components of our disclosure controls and procedures, is designed to ensure that we will be able to timely record, process and report both financial and other information to our senior management team.

During the remainder of 2007, we intend to implement the following as part of our efforts to meet our public reporting obligations, which we believe will contribute to our remediation efforts:

•	complete our SOX 404 compliance project with the assistance of our consultant, working closely with our independent registered public accounting firm;

•	implement appropriate policies and procedures;

•	implement our whistleblower program; and

•	finalize documentation of our system of internal control over financial reporting.

(b) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

On October 26, 2007, Veolia Water North America Operating Services, LLC and certain other related parties filed a lawsuit in the United States District Court of the Middle District of Florida, Tampa Division, naming as defendants Basin Water-MPT, Inc. (a wholly owned subsidiary of Basin Water, Inc.) and two of its employees, one of whom is the son of Basin Water, Inc.’s President and Chief Operating Officer. The lawsuit alleges, among other things, certain claims related to trade secrets and unfair trade practices relating to treatment of by-products produced as a result of the phosphate mining industry. The lawsuit does not claim a specific amount of damages. We believe this lawsuit is without merit and is immaterial.

From time to time, we are involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which we believe are not material to the conduct of our business. With respect to these ordinary course matters, management believes that we have adequate insurance coverage or have made adequate accruals for related costs, and we may also have effective legal defenses.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K as a result of certain events that occurred during the nine months ended September 30, 2007, including the closing of our acquisition of Mobile Process Technology Co. (MPT) and the repayment of our Aqua note. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or this report could harm our business, financial condition, results of operations or growth prospects.

We may incur indebtedness that contains terms that place restrictions on the operation of our business; our failure to comply with these terms could put us in default, which would harm our business and operations.

We may incur indebtedness in the future that contains a number of significant covenants. These covenants may limit our ability to, among other things, do the following:

•	incur additional indebtedness;

•	merge, consolidate or dispose of our assets;

•	pay dividends or repurchase our capital stock;

•	change our line of business;

•	accept any prepayments under or otherwise modify contracts with our customers;

•	enter into transactions with our affiliates; and

•	grant liens on our assets.

If we were to incur such indebtedness, a material breach of any of these covenants would result in a default under this indebtedness which could result in significant harm to our business and operations.

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

•	we may experience higher than anticipated costs of integration and unforeseen operating difficulties and expenditures;

•	an acquisition may be in a market or geographical area in which we have little experience;

•	we may have difficulty in retaining key employees, including employees who may have been instrumental to the success or growth of the acquired business; and

•	we may use a substantial amount of our cash, common stock and other financial resources to consummate an acquisition.

We recently acquired MPT, which is located in Tennessee, for approximately $12.5 million, consisting of $6.9 million in cash, 462,746 shares of our common stock with a fair value of $5.3 million and the assumption of $0.3 million of long-term debt. There can be no assurance that we will achieve higher revenues or benefit from any synergies as a result of the acquisition.

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

There have been no repurchases of our common stock during the three months ended September 30, 2007 under the stock repurchase program authorized by our Board of Directors in May 2007 that allowed us to repurchase up to $10 million of our common stock. The shares could be repurchased at times and prices as determined by management, and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases must be made in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On November 8, 2007, the Board of Directors of Basin Water, Inc. (the Company) adopted a revised Code of Business Conduct and Ethics (the Code) which shall be effective as to all directors, officers and employees on and after December 3, 2007. The revisions to the Code, which was originally adopted in connection with the Company’s initial public offering, included: (1) addition of the Company’s General Counsel as a contact with respect to matters relating to the Code; (2) adoption of a records retention policy; (3) modification of the Company’s Guidelines for Corporate Disclosure, including the addition of certain officers as spokespersons; (4) adoption of an electronics communications user policy; and (5) clarification of the purpose and goals of the Code, procedures on waivers of the Code, procedures on identification and handling of conflicts of interest (including the adoption of guidelines with respect to conflicts of interest) and policies on gifts and entertainment, interactions with regulatory and governmental agencies, political contributions and activities and matters relating to the Foreign Corrupt Practices Act. A copy of the revised Code will be available on the Investor Relations section of the Company’s website at www.basinwater.com as of the date of its effectiveness.

Item 6.	Exhibits

2.1 (1)	Agreement and Plan of Merger among Basin Water, Inc., certain subsidiaries of Basin Water, Inc., Mobile Process Technology, Co., its stockholders and the Stockholders’ Representative, dated August 31, 2007.

10.25(2)	Escrow Agreement, dated as of September 14, 2007, among Basin Water, Inc., Mobile Process Technology, Co., the Stockholders’ Representative and Computershare Trust Company, N.A.

10.26(2)	Lease Agreement, dated as of September 14, 2007, by and between Basin Water-MPT, Inc. and Craft Real Property, LLC.

10.27(2)	Form of Non-Compete and Non-Solicitation Agreement, dated as of September 14, 2007, by and between Basin Water, Inc. and the other parties thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Registrant’s Form 8-K/A on September 6, 2007.

(2)	Filed with the Registrant’s Form 8-K on September 17, 2007.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: November 13, 2007	BY:	/s/ THOMAS C. TEKULVE
Thomas C. Tekulve
Chief Financial Officer