Form 10-Q/A
period 2007-09-30
Basin Water, Inc.
filed 2007-12-10
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Basin Water, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, originally filed with the Securities and Exchange Commission on November 14, 2007 (the “Original Filing”) to correct certain clerical errors made in Item 1 and Item 2 of Part I of the Original Report. Clerical errors were made when preparing the Company’s Condensed Consolidated Statement of Cash Flows. The increase in accounts receivable for the nine months ended September 30, 2007 was incorrectly presented as $434,000 in the statement while the correct amount is $104,000. Additionally, net cash used in operating activities for the nine months ended September 30, 2007 was incorrectly presented as $4,329,000 while the correct amount is $3,999,000. In addition, this Form 10-Q/A is being filed for the purpose of correcting the table in Item 2 of Part I contained under the heading Liquidity and Capital Resources and to correct clerical errors made in the second paragraph of this heading under the caption “Operating Activities”.

These changes had no impact on the Company’s financial position and statements of operations. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Principal Executive Officer and Principal Accounting and Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).

Except to the extent modified or updated, the foregoing items have not been amended to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net loss	$(13,814)	$(3,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	660	539
Stock-based compensation expense	1,231	566
Issuance of warrants for services	—	1,912
Write off of loan acquisition costs	—	401
Changes in operating assets and liabilities:
Accounts receivable including unbilled	(104)	(5,720)
Inventory	22	(87)
Prepaid expenses and other	(468)	(266)
Accounts payable	1,764	(92)
Deferred revenues	(117)	(424)
Accrued expenses and other	(1,357)	1,801
Contract loss reserve	4,242	—
Net book value of systems sold	4,099	—
Other assets and other liabilities	(157)	(2,597)

Net cash used in operating activities	(3,999)	(7,109)

Cash flows from investing activities
Purchase of property, plant and equipment	(3,312)	(3,915)
Acquisition of business, net of cash acquired	(6,192)	—
Issuance of notes receivable	(3,353)	—
Patent costs	(125)	(77)

Net cash used in investing activities	(12,982)	(3,992)

Cash flows from financing activities
Issuance of common stock	—	75,178
Proceeds from stock option exercises	329	—
Proceeds from warrant exercises	3,088	—
Proceeds from notes payable	—	2,000
Loan origination fees	—	(100)
Repayments of notes payable and capital lease obligations	(2,296)	(8,984)

Net cash provided by financing activities	1,121	68,094

Net increase (decrease) in cash and cash equivalents	(15,860)	56,993
Cash and cash equivalents, beginning of period	54,567	2,724

Cash and cash equivalents, end of period	$38,707	$59,717

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

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,999)	$(7,109)
Investing activities	(12,982)	(3,992)
Financing activities	1,121	68,094

Net increase (decrease) in cash and cash equivalents	$(15,860)	$56,993

Operating Activities

Net cash used by operating activities was approximately $4.0 million for the first nine months of 2007 compared to net cash used of $7.1 million for the comparable period in 2006. In addition to our net loss of $13.8 million, cash used in operating activities was primarily due to a net decrease in accrued expenses of $1.4 million, coupled with a $0.1 million increase in accounts receivable and a $0.5 million increase in prepaid assets, which were partially offset by a $4.2 million increase in contract loss reserves and $4.1 million in net book value of systems sold, as well as a $1.8 million increase in accounts payable. For the first nine months of 2006, net cash used in operating activities of $7.1 million was primarily due to our net loss of $3.1 million, together with an increase in accounts receivable of $5.7 million and a $2.6 million increase in other assets, partially offset by $1.8 million increase in accrued expenses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:	December 7, 2007	BY:	/S/ THOMAS C. TEKULVE
Thomas C. Tekulve
Chief Financial Officer