Form 10-K
period 2007-12-31
Basin Water, Inc.
filed 2008-03-17
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant was approximately $131.8 million based upon the closing price of the Registrant’s common stock on the NASDAQ Global Market on June 29, 2007. On March 14, 2008, there were 21,948,704 shares of common stock, par value $0.001, outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2008 Annual Meeting of Stockholders to be filed on or before 120 days after the end of the Registrant’s fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “Safe harbor” created by those sections. Any such forward-looking statements would be contained principally in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

Overview

Basin Water, Inc. is a provider of reliable, long-term process solutions for a range of customers, which include designing, building, implementing, and servicing systems for the treatment of contaminated groundwater, the treatment of wastewater, waste reduction and resource recovery.

In 2007, we derived most of our revenues from designing, assembling and servicing our proprietary ion-exchange systems for the treatment of contaminated groundwater for use as drinking water. Also, in 2007, we launched major initiatives, both external and internal, to facilitate our transformation into a water services company focused on development of our technology+services business model. Using this model, we seek opportunities to combine proprietary or specialized technologies with long-term relationships built through performance-based service agreements to meet groundwater treatment, industrial water and wastewater treatment and resource recovery needs. By expanding the array of technologies we offer through our technology+services model beyond our proprietary ion-exchange technology, we believe we can expand the potential pool of customers, markets and geographic areas for our services.

While we have commenced a number of new initiatives in the past year, we continue to derive substantially all of our revenues from our proprietary, ion-exchange, onsite regenerable treatment system. That system reduces groundwater contaminant levels in what we believe is an efficient, flexible and cost-effective manner. Our system produces what we believe are very low waste rates, can meet a wide range of volume requirements and is capable of removing multiple chemical contaminants at a single site. These systems regenerate the resin by using a salt brine solution to remove the contaminants from the resin so that it can be used again in the ion-exchange process. We market these systems to utilities, cities, municipalities, special districts, real estate developers and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants.

We are defining our municipal market opportunities in each of five geographic regions and our industrial market opportunities on a national basis. In the West, our company’s historic base, rapid population growth and decreasing drinking water supplies continue to provide opportunities for our technology and services. In addition, we believe that concerns over specific contaminants throughout the country will also provide opportunities for our technology and services, such as for treatment of the chemical contaminants.

Building on our success in the market for treating groundwater to be used for drinking water, we are taking steps to become a next generation water services company that succeeds by combining the strengths of our existing businesses and employees with the offering of cutting edge technology and site-tailored solutions. We plan to employ this model across a broad range of treatment scenarios in municipal and industrial water markets.

We make available free of charge through our internet website our press releases, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other required filings with the Securities and Exchange Commission (SEC) and amendments thereto as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our internet website also contains our Code of Ethics. Our principal executive offices are located at 8731 Prestige Court, Rancho Cucamonga, California 91730, and our telephone number is (909) 481-6800. Our website address is www.basinwater.com. The information on our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K.

Company History

Originally incorporated in California in 1999, Basin Water reincorporated in Delaware in connection with our initial public offering which was completed in May 2006. Our operations from 1999 until 2001 consisted primarily of research and development activities, as we developed our proprietary ion-exchange process. Our proprietary process was conceived by Peter L. Jensen, our founder and former Chief Executive Officer, and the late Dr. Gerald Guter, who served as our Chief Scientific Officer. Also during this time, we developed a groundwater treatment system for commercialization of our proprietary process and increased our personnel to include additional engineers and sales and marketing personnel. We successfully completed a prototype for our groundwater treatment system in May 2002, and shortly thereafter, we assisted one of our customers in submitting an application with the California Department of Health Services (DHS) for a permit to operate our system for treatment of nitrate. In June 2002, our customer received the first permit from DHS for operation of our system to treat groundwater. We also received our first revenues in 2002 from sales of our groundwater treatment system and operations.

From 2002 through 2006, we focused on developing systems that could treat other contaminants, increasing our engineering workforce, developing our sales and marketing force, obtaining patents, and improving our internal finance and accounting capabilities.

Beginning in the last quarter of 2006, and continuing throughout 2007, we have focused on becoming a more diversified and predictable growth company by developing our technology+services business model and also implementing internal and external initiatives.

Our internal initiatives included:

•	Recruiting top personnel with an emphasis on people with experience in the water and wastewater industries or in combining technology with performance-based service agreements;

•

Expanding beyond our base of municipal customers (such as utilities, special districts, municipalities and other similar organizations) to include potential customers in the industrial marketplace (such as oil and gas, power, mining and chemical companies);

•	Installing business and financial systems to accommodate our growth and new system and service initiatives;

•	Developing regional sales, process engineering and field service groups aligned with both our municipal and industrial marketplace customers; and

•	Developing our technology+services offering to include the treatment of a variety of organic and inorganic contaminants.

Our external initiatives included the Mobile Process Technology, Co. acquisition, and entering into a strategic alliance with Rohm and Haas Chemicals LLC, among others.

Market Opportunity

Demand for drinking water treatment technologies and services. Population growth has resulted in increased demand for drinking water in much of the United States. This is a problem throughout the United States but is particularly acute in California and other states in the southwest United States, which we refer to as the arid West, where population growth and chronic shortages of drinking water have resulted in rapidly increasing demand for drinking water.

Though we believe groundwater is a cost-effective and advantageous source of water supply, it is at substantial risk of contamination from a number of chemical contaminants; such as arsenic, nitrate, perchlorate, radium, chromium VI, uranium and radionuclides, as well as organic contaminants, such as methyl tertiary-butyl ether (MTBE), trichloroethylene (TCE) and perchloroethylene (PCE), which have been linked to various cancers, diseases, metabolic disorders and other health problems. Because of these health concerns, the Environmental Protection Agency, or EPA, and state regulatory agencies have been active in establishing and lowering maximum containment levels, or MCLs, for contaminants in drinking water to ensure that the public has access to a safe drinking water supply. In addition, improvements in water testing and treatment technologies have allowed the EPA and state regulatory agencies to lower the MCL for certain contaminants.

We believe that a large market opportunity exists in providing a solution for treatment of groundwater for drinking water. There are few economically attractive alternatives for treating groundwater at the wellhead. Customarily, water providers either shut down a contaminated well or blend the water with non-contaminated water to meet an MCL. Ion-exchange technology is acknowledged as a leading technology for groundwater treatment, including being designated by the DHS and EPA as a “best available technology” for treating groundwater for removal of contaminants. As compared to our ion-exchange technology, many existing contaminant treatment technologies are costly, produce large amounts of waste, or are generally designed for large industrial installations rather than for wellhead treatment. We believe there is significant demand for cost-effective groundwater treatment using our ion-exchange technology. We are actively pursuing opportunities to introduce our groundwater treatments systems across the United States where the opportunity exists to provide our technology+services offerings.

Demand for technology+services costs. We believe our technology+services offerings can be valuable to municipal and industrial customers. We believe there is demand by our customers for an offering that includes our technology combined with a long-term services agreement to provide services and maintenance with our performance guarantee for the life of the agreement.

Demand for wastewater treatment, water reuse and the recovery of valuable commodities. We also believe there is demand for industrial wastewater treatment, water reuse and metals and commodities recovery systems and services. Many industrial facilities face increasingly stringent discharge requirements for industrial wastewater, driving demand for technological solutions like ours for wastewater treatment. We also believe that demand exists for applications through which our customers can reuse and recycle wastewater for process water needed for manufacturing or other industrial uses. Furthermore, in light of the high cost of metals and other materials, we believe there is demand for technologies that are able to recover valuable commodities from wastewater streams.

Our Solution and Strengths

Basin Water onsite regenerable ion-exchange. Our proprietary onsite regenerable ion-exchange system is designed to treat groundwater contamination at the wellhead. We believe our multiple-bed system provides a safe, reliable and sustainable source of drinking water to our customers. Our system effectively treats water resulting in low waste rates, can be scaled to meet a customer’s requirements and has a small footprint. These systems are designed using the Basin Water IX Program and are installed with telemetry to allow independent functionality. Approximately 95% of our revenues in 2007 were derived from sales and service related to these systems.

Our expanded technologies. We have made concerted efforts to expand our technology portfolio beyond proprietary onsite regenerable ion-exchange technology. While our ion-exchange technology continues to have great potential in a variety of applications in the groundwater treatment market, we believe that additional opportunities exist for ion-exchange and absorptive media systems utilizing alternative methods of regeneration or media handling, and also technologies that can remove organic contaminants from water. Therefore, during 2007 we sought out and acquired the rights to ion-exchange technologies and other technologies that would enable us to address these opportunities through our September 2007 acquisition of Mobile Process Technology Co., which we refer to as MPT (see Note 3 to our consolidated financial statements), our November 2007 strategic alliance with a wholly owned subsidiary of Rohm and Haas Company named Rohm and Haas Chemicals, LLC, which we refer to as Rohm and Haas, and our 2007 agreement with Purifics ES Inc., which we refer to as Purifics, a licensed engineering firm headquartered in London, Ontario, Canada. In addition, we have developed a proprietary process, which we refer to as the BIONExchange™ process, for biologically removing and destroying the perchlorate loading from exhausted ion-exchange resins. This process can also be used to remove and destroy perchlorate from brine resulting from regeneration of the ion-exchange resins.

We believe these expanded technologies will enable us to address a large market of potential customers.

Our experienced management team. One of our developing strengths is our management team. Beginning in late 2006 and continuing throughout 2007, we bolstered our existing management team by hiring veterans from the water industry as well as other leading industries that have experience with technology and service offering business models. Most notably, our President and Chief Executive Officer joined Basin Water in October 2006 and brought the knowledge and experience to develop our business model. In addition, we hired four senior managers all of whom had past experience in the water, wastewater and other related industries. We believe the management team we have assembled has significantly strengthened our ability to achieve our goal to develop and implement our technology+services business model.

Our Strategy

Next generation water services company. In our view, water treatment companies who are able to profitably offer predictable, competitive life-cycle costs will become the “next generation” of water treatment companies. Our goal is to define, test and then implement the strategies necessary to become a “next generation” water services company. To do that we believe we must develop offerings and select opportunities that will generally involve pairing a proprietary or specialized technology with a service agreement to meet a defined set of customer needs. To date we have made significant progress as a leading provider of groundwater treatment systems and services to our customers throughout the United States, with an initial focus on the arid West. We expect to continue to expand our business and achieve these goals through the following strategies:

Develop and implement our technology+services model. We have developed and will now implement our technology+services business model that combines proprietary or specialized technologies with long-term relationships built through performance-based service agreements to meet groundwater treatment, industrial water and wastewater treatment, and resource recovery needs.

Extend our business and geographic reach throughout the United States. We intend to expand our business reach beyond the arid West into all areas of the United States. Our expansion plans include the creation of five regions (West, Southwest, Southeast, Great Lakes and Northeast) encompassing all of the continental United States to serve as our marketing, sales and technical services platforms for municipal customers within each of those regions. Marketing to municipal customers typically requires a local presence within the customer’s geographic region. In 2007, we began an internal organizational change and expansion through the assignment of dedicated management, sales, marketing, and technical support to certain of these regions. In addition to our West regional office in Rancho Cucamonga, we now have a footprint in the Southeast with our facility in Memphis, and will have a new Southwest regional office in Houston by mid-2008. We currently have a sales presence in the Great Lakes and the Northeast and are developing plans to open regional offices there in 2008 and 2009. We believe sales and marketing teams at the local level will be more effective because of their knowledge of and relationships with the municipalities within their region. We expect marketing to industrial customers to be more effective on a nationwide basis from one central location. Thus, for our industrial customers, we have a national sales and marketing team supported by our Memphis facility.

Expand our business by continuing to develop strategic relationships with companies serving and supplying the water industry on a national basis. We have identified and will continue to identify companies servicing and supplying the water industry on a national basis that can provide strategic benefits to the marketing of our groundwater treatment system. As part of this strategy, we have entered into a strategic alliance agreement with Rohm and Haas. We believe that by partnering with companies like Rohm and Haas, we can efficiently leverage their existing infrastructure to provide our technology+services offering in new markets.

Our Technology and Services

Our ion-exchange treatment systems. Our groundwater treatment services generally utilize our ion-exchange technology. To treat contaminated groundwater, the water is pumped from the wellhead into our system which contains a bed of ion-exchange resin. Through the ion-exchange process, the contaminants remain on the resin while the clean water exits the system and enters the drinking water distribution system. This process continues until the resin inside the bed is saturated with contaminants. We offer our customers three types of ion-exchange treatment systems—onsite regenerable systems, offsite regeneration systems, and disposable resin systems. The primary difference among these three types of system is how resin is used in the treatment process. For our onsite regenerable system, once the resin bed is saturated with contaminants, sometimes referred to as being spent or exhausted, a saturated salt brine solution is pumped into the tank which regenerates the resin onsite. For our offsite regeneration systems, we remove the spent resin to be regenerated offsite, and replenish the system with regenerated resin. The spent resin is transported for processing, such as at our Memphis central regeneration facility. There the resin is regenerated to be returned to service at the customer’s site. For some contaminants, such as radionuclides, regeneration is not feasible. In those situations we use a disposable resin system whereby we dispose of the resin in accordance with the particular regulation applicable to the contaminant being removed.

We manufacture our ion-exchange treatment systems on a build-to-order basis using raw materials from suppliers typically located in the United States and from predominantly “off-the-shelf” components for which there are generally multiple suppliers. We manufacture our onsite regenerable and disposable ion-exchange treatment systems at our facility in Rancho Cucamonga, California and our offsite regenerable systems at our facility in Memphis, Tennessee. As of December 31, 2007, eight onsite regenerable ion exchange treatment systems were in process at our Rancho Cucamonga location, and no systems were in process at our Memphis location.

Our customers must obtain a license and/or a permit from the applicable state regulatory agency in order to operate each system that we install at their wellheads. We work with our customers to secure required licenses and permits from state regulatory agencies, including assisting with the completion of the license or permit application and responding to inquiries or requests from these regulators regarding our system.

Our onsite regenerable, and certain disposable media treatment systems, use a multiple-bed system design, providing flexibility to meet different volume requirements. These systems allow resin beds to be sequenced in and out of service to optimize performance and offer users a wide range of production rates up to 12,000 gpm.

Typically our systems are installed adjacent to a wellhead. The systems use the well pump’s pressure to move water through the ion-exchange process. Our onsite regenerable systems require at least one waste brine tank to be placed onsite. The brine tank is connected to a waste line that allows for a contracted waste removal company to remove the brine without entering the well site. For our offsite regenerable systems, which service low flow wells, there is no onsite brine tank. Instead, we remove the resin vessel from the customer’s site for regeneration at our facility.

During the course of the groundwater treatment process, we do not take ownership of the water or title to the waste generated from the treatment of water, with the potential exception for recovery of valuable materials from the waste generated which we may then sell to third parties.

All of our onsite regenerable systems and some of our offsite regenerable systems and disposable resin systems are fully automatic and use a Program Logic Controller, or PLC, that runs advanced control programs to maximize treatment system performance and reliability while also minimizing waste products.

Our technology+services offering. The exact technology+services offering we use in a given situation is dependent upon the customer’s needs. Our most frequently offered technology to date is our onsite regenerable ion-exchange system, which we incorporate into our offering by combining our treatment system with an ongoing services agreement. This agreement incorporates a variety of services requested by our customers. For our offsite regenerable systems and disposable resin systems, our service component might include such services as replacing media, conducting vessel exchanges on a periodic basis as the resin becomes exhausted, performing regeneration services at our central facility in Memphis, periodic testing of the system and ongoing support as required to optimize system operations.

We anticipate that service contracts for our expanded technology portfolio may include services similar to those listed above, and may also include the management of site-based operations involving a treatment system.

Customers

Historically, we have marketed our ion-exchange treatment systems and services to groundwater customers that included utilities, municipalities, cities and other organizations that supply drinking water. By enhancing our technology+services offerings to include smaller ion-exchange treatment systems, offsite regeneration and organic removal capabilities, we believe we have significantly expanded our potential customer base in the municipal market.

This expansion of our offerings also addresses industrial customers’ needs for wastewater treatment, water reuse and the recovery of valuable commodities from wastewater streams including for oil and gas, power, mining and chemical companies.

As of December 31, 2007, we had a total of 79 systems on order or under contract with 25 different customers (not including approximately 200 small customers from our Memphis facility), of which 48 systems are installed, permitted and can process water. Five systems are awaiting regulatory permits with the remaining 26 systems in various stages of contracting or manufacturing. These 79 systems on order or under contract nationwide represent an aggregate installed capacity of approximately 113,000 acre-feet per year, or approximately 36.9 billion gallons per year.

The following customers accounted for more than 10% of our revenues in the periods indicated:

	Year Ended December 31,
	2007	2006	2005
VL Capital, LLC	26%	*	*
Water Services Solutions, LLC	14%	*	*
Baldy Mesa Water District (Victorville)	13%	30%	*
Shaw Environmental, Inc.	*	17%	11%
Arizona American Water Company	*	*	12%
Del Valle Capital Corp.	*	*	14%
Coachella Valley Water District(1)	*	*	34%

Totals	53%	47%	71%

*	Indicates a less than 10% customer during such period.
(1)	We are parties to an arrangement pursuant to which Shaw provided site work, bonding and other services to Coachella Valley Water District.

As of December 31, 2007, our revenues backlog was $73.0 million, a decrease of $5.9 million, or 7%, compared to our revenues backlog of $78.9 million at December 31, 2006.

Competition

We believe successful competition in our industry and markets is dependent on the following factors: (1) superior technology and (2) customer relationships.

Superior technology is an important factor for competition in our industry. The EPA has reviewed and accepted certain well-established technologies for use in drinking water applications and designated them as “best available technology”. Ion-exchange technology has already been designated as a “best available technology” by the EPA and by many state regulatory agencies. Ion-exchange technology is also frequently sought for industrial applications. We believe our rights to proprietary technologies provide us a competitive advantage in the municipal and industrial markets.

There are significant competitive challenges even for companies relying on superior and cost-effective technologies. There are a large number of established and well-capitalized companies that already implement cost-effective technologies such as ion exchange in their solutions, and many of these large companies have strong and longstanding relationships with customers in the marketplace. We believe these relationships are critical in establishing credibility and in maintaining steady business. This is particularly true in the municipal market where a local presence and knowledge of the region contributes to a company’s ability to effectively market its services to municipalities. We are developing relationships with municipal customers on a local basis by implementing our regional structure.

We believe our geographic expansion plans, placing our marketing and sales force closer to our customer locations, coupled with the ongoing interactions between our field service force and customers, also provide us with a competitive advantage. Having regional offices will enable our marketing teams to develop closer ties with those existing and prospective customers within the region. For those existing customers, our field services staff is often our onsite ambassadors who are able to spot and kindle future opportunities to increase the number of systems, or expand on our existing services at an existing customer site.

Finally, many of our current and potential competitors have significantly stronger financial resources, larger marketing and service organizations and significantly greater market expertise than we have. However, we believe that we compete favorably based on the efficacy of our proprietary technology, our newly acquired technological expertise, our technology+services business model, and our significant relationships with our customers. In addition, we believe we also compete favorably based on lower operational costs, lower waste production, range of contaminants that can be treated, smaller system footprint and enhanced customer service.

Sales and Marketing

We market our technology+services offerings through a direct sales force, independent contractors and strategic relationships. In addition, members of our management team leverage their numerous business contacts to capitalize on opportunities to sell our technology+services offerings. Regulatory changes also trigger sales opportunities. For example, in 2006 and 2007, changes in MCLs, especially arsenic and radium, have caused customers to seek solutions such as ours to assist in their efforts to keep their groundwater supplies in compliance with regulatory standards. As a result, we periodically receive inquiries and are asked for referrals about our systems and services. Finally, our existing client base refers our services to other water providers. We also secure business through a procurement bid process in which we compete with others in qualification and proposal processes.

We are in the process of expanding our sales and marketing efforts beyond the arid West into all areas of the United States. Our expansion plans include the creation of five geographic regions (West, Southwest, Southeast, Great Lakes and Northeast) encompassing all of the continental United States to serve as our marketing, sales and technical services platforms for municipal customers within each of those regions. This expansion should assist our marketing efforts, because marketing to municipal customers typically requires a local presence within the customer’s geographic region. In 2007, we made organizational changes to assign dedicated management, sales and service, marketing, and technical support to certain of these regions. In addition to our West regional office in Rancho Cucamonga, we now have a footprint in the Southeast with our facility in Memphis, and we expect to have a new Southwest regional office in Houston by mid 2008. We currently have a sales presence in the Great Lakes and the Northeast, and plan to open regional offices there in 2008 and 2009. We believe sales and marketing teams at the local level will be more effective because of their knowledge of and relationships with the municipalities within their region. We expect marketing to industrial customers to be more effective on a nationwide basis from one central location. Thus, for our industrial customers, we have a national sales and marketing team supported out of our Memphis facility.

We have expanded our sales and marketing efforts through strategic relationships, including the Rohm and Haas alliance and the agreement with Purifics. Our sales team plans to use Rohm and Haas’ expertise and contacts in the water treatment industry to develop and manage our relationships with customers and our strategic relationships.

Rohm and Haas Alliance

Rohm and Haas Company is a global company that develops advanced materials for customers around the world. Its business spans the world: North America, Latin America, Europe, Middle East, Africa, and Asia-Pacific, with more than 100 manufacturing, technical research and customer service sites in 27 countries. It had annual sales of approximately US $9 billion in 2007. It is a publicly owned company whose stock is traded under the “ROH” symbol on the New York Stock Exchange.

On November 14, 2007, we entered into an exclusive alliance with Rohm and Haas to provide technology solutions and service offerings in both the drinking water market and certain areas of the industrial market. We expect the alliance to also develop new technology to address other groundwater treatment issues, such as produced water from oil and gas operations and emerging water recovery applications. Each member of the alliance will contribute its respective core strengths to the alliance: Rohm and Haas its research and development capabilities, global infrastructure and ion exchange resins and our company its systems designs, channels to market and service capabilities. We expect the alliance to initially market offerings in the United States and Canada using our technology+services business model to provide guaranteed performance and guaranteed costs over the lifetime of a project. As part of the alliance, we have exclusive access to Rohm and Haas ion-exchange resin technology for certain selected markets.

The initial term of the alliance is five years. The parties agreed to renew the alliance agreement if at the end of the initial term the alliance has met projected budget, earnings and growth projections.

Shaw Agreement

Our agreement with Shaw Environmental Inc., or Shaw, expired on December 9, 2007. We continue to work with Shaw on various projects on a case-by-case basis, but as a result of the expiration of the agreement with Shaw we have now reacquired rights to market our arsenic treating systems in all territories to which Shaw had previously been granted exclusive rights.

Government Regulation

Our customers are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials and also are subject to other federal and state laws regarding health and safety matters. Under the contracts with our customers, we assist them in meeting these regulations and obtaining any required permits and/or licenses in order to implement our system. These laws and regulations are constantly evolving, and it is difficult to predict the effect these laws and regulations may have on us or our customers in the future.

In the United States, many different federal, state and local laws and regulations govern the treatment and distribution of contaminated groundwater and disposal of attendant wastes. Changes in such laws and regulations could have a material adverse effect on our business. The increased interest in the treatment of contaminated groundwater due to increased attention on the adverse health effects from contaminated drinking water may result in intervention by governmental regulatory agencies in the United States or elsewhere under existing or newly enacted legislation and in the imposition of restrictions, fees or charges on users and providers of products and services in this area. Conversely, the failure of the EPA or state regulatory agencies to act on a timely basis to set interim or permanent standards for pollutants, or to delay effective dates for standards for pollutants, grant waivers of compliance with such standards or take other discretionary actions not to enforce these standards, may decrease demand for our system and services and thus harm our business significantly.

Each groundwater treatment solution, including our contaminant treatment systems, must be permitted by applicable state regulatory agencies prior to use of such systems by our customers. Typically, our customers apply for a permit from the applicable state regulatory agency to use our system, and we assist our customers in completion of the permit application process. The application process for our system is time consuming and often involves several information requests to our customers by the regulatory agencies with respect to our system.

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

Although our customers retain title to the brine waste generated by our systems, we facilitate the removal of the waste with a licensed waste disposal service and in some cases contract directly with the waste transporter on behalf of our customers. As such, we may become subject to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA. CERCLA, which is also known as Superfund, addresses problems created by the release or threatened release of hazardous substances (as defined in CERCLA) into the environment. CERCLA imposes strict, joint and several liability for remediation of certain disposal sites on: current owners and operators of the site, on former site owners and operators at the time of disposal, on parties who arranged for disposal or treatment or arranged for transportation for disposal or treatment of hazardous substances at the site, and on parties that transport hazardous substances to a site. Because CERCLA liability is joint and several, the costs of a CERCLA cleanup can be substantial. Because liability under CERCLA is strict, it is not premised upon the violation of any law, statute, rule or regulation but is rather based upon a party’s status as an owner, operator, transporter or arranger (as those terms are described above). Such liability can therefore be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of any one of the more than 700 “hazardous substances” listed by the EPA, even in small amounts.

Our Memphis Facility. Our facility in Memphis supports services that include catalyst recovery, service exchange programs for containers of spent filtration media, and media processing and regeneration of ion-exchange media for other water service providers and end users that have applied the media to capture or recover various metals, organics, or inorganic compounds. Because our facility does not accept or receive materials that have been profiled as hazardous wastes, it does not maintain environmental permits as a treatment, storage, and disposal facility for hazardous wastes as defined by the EPA and the State of Tennessee. The Memphis facility performs its own independent waste stream profiling and acceptance criteria review to ensure that all materials received for processing and regeneration are applicable to the Memphis facility processes and are in accordance with the facility’s environmental permits.

The Memphis facility’s environmental permits include a National Pollution Discharge Elimination System (NPDES) wastewater discharge permit to discharge process wastewater to the City of Memphis, Tennessee’s publicly owned treatment works (POTW), an NPDES Stormwater Discharge permit issued by the State of Tennessee, and Special Solid Waste Disposal Permits issued by the facility’s solid waste disposal contractor for the land disposal of certain non-hazardous special waste streams.

Since the Memphis facility is also a Small Quantity Generator (SQG) of hazardous waste, we maintain an EPA generator registration and identification number for their hazardous waste disposal activities.

We are also pursuing business opportunities involving the removal of radionuclides from groundwater and/or industrial wastewater streams. Our plans are to sell or lease the removal systems to third party customers, with an associated service contract for removal and disposal of the resin material upon exhaustion. We would use a licensed subcontractor for transportation and disposal of the media. These activities would fall under regulations governed by the Nuclear Regulatory Commission (NRC). All subcontractors, transporters, and disposal facilities would be required to possess the required NRC permits and licenses to engage in these roles. However, should any of the spent radionuclide-containing resins also contain characteristic or listed hazardous wastes, the resins would be classified as “mixed wastes” and would no longer be regulated by the NRC, but, would be subject to the EPA’s Resource Conservation and Recovery Act (RCRA) hazardous waste regulations.

Given our Memphis facility’s onsite chemical inventory and disposal and/or release of chemical substances / wastes / residues as a part of doing business, the Memphis facility is subject to annual reporting requirements as specified by the EPA Superfund Amendment and Reauthorization Act (SARA) (specifically the SARA 312, Tier II Hazardous Chemical Inventory, and SARA 313, Toxic Release Inventory, regulations).

To the extent we do not comply with the various laws and regulations applicable to our activities, we may be subject to fines, regulatory action or private litigation that may adversely affect our business.

Research and Development

Product development activities include 1) the design and evaluation of experimental ion-exchange processes and groundwater treatment systems for the removal of various contaminants, 2) development of “green” processes for recycle and regeneration of spent medias being conducted at the University of Nevada, Las Vegas, or UNLV, and the University of Maryland Biotechnology Institute, or UMBI, and 3) development of processes involving an array of technologies useful in our expansion from an ion-exchange company to a commercial water treatment company. These development activities include extensive piloting efforts on applications related to the removal of nitrate, arsenic and radionuclides from groundwater.

As part of our research and development, we have developed a technology for biologically removing and destroying perchlorate load from spent ion-exchange resins. This technology combines biological and ion-exchange treatment in an innovative method which to our knowledge has not been used in the past. We have patents granted in five European countries directed to the BIONExchange™ process as well as one patent granted by the USPTO, which is directed to a process for the removal of perchlorate. We have also contracted with the East Valley Water District to install a full-scale perchlorate removal system which will utilize this technology pending permitting by DHS.

We have a sponsored research arrangement with UNLV under which they are researching and testing certain aspects related to the regeneration of exchange resins that may be useful in the BIONExchange™ process. Any intellectual property developed by us under the agreement will be owned by us, any intellectual property developed by UNLV under the agreement will be owned by UNLV and intellectual property developed jointly will be jointly owned by the parties. We have an option to acquire intellectual property from UNLV not solely owned by us, and we paid $0.3 million to UNLV from 2005 to 2007.

In 2007, we sponsored research and testing at the UMBI. This research involves the biological destruction of nitrates from residual brine solutions resulting from ion exchange processes to remove nitrates from groundwater. In our view, management of residual brines accounts for approximately 75 percent of the costs associated with treatment processes to remove nitrates from groundwater. The biological destruction of nitrates to nitrogen gas reduces waste costs from these treatment processes, thus potentially resulting in more economical solutions to deliver nitrate-free water to our customers. We paid $5,000 to UMBI in the year ended December 31, 2007.

Our total research and development expenses were $0.6 million, $0.6 million and $0.7 million in 2007, 2006 and 2005, respectively.

We intend to continue our active research and development efforts internally and through selective strategic alliances to strengthen the position of our groundwater and other treatment technologies through the development of new and improved processes and the filing of additional patent applications. The principal goals of our research program are maintaining our position as a technological leader in solving customers’ problems with technology+services, and acquiring access to and developing new products and services. We may also continue to pursue expanding our expertise into other water treatment technologies through acquisition of, or strategic alliances with other companies.

Intellectual Property

Our intellectual property is the result of many years of research and development efforts as well as strategic acquisitions and contract relationships. We have pursued a broad strategy of protecting our developed and owned intellectual property, including seeking patent protection, safeguarding trade secrets, registering trademarks and using non-disclosure and other contractual agreements to protect other intellectual property rights.

We have developed what we believe to be an innovative process design that significantly improves the economics of using ion exchange for groundwater treatment. As of December 31, 2007, we have two issued United States patents directed to a system and process for the removal of arsenic, one issued United States patent directed to a process for the removal of nitrate and two issued United States patents directed to processes for the removal of perchlorate. We also have one issued patent in the United States and in five European countries directed to our BIONExchange™ process, a proprietary process for biologically removing and destroying perchlorate load from used ion-exchange resins and alternatively from perchlorate-laden ion-exchange resin regeneration brines. We currently are developing technology related to the removal of chromium VI and radium, for which we plan to seek patent protection.

In addition, we hold eight pending United States patent applications and eleven pending foreign patent applications on various aspects of our treatment processes. Our patents and patent applications as a group are related to ion exchange and the treatment of one or more of the following contaminants:

•	Arsenic

•	Calcium

•	Chromium VI

•	Magnesium

•	Nitrate

•	Perchlorate

•	Selenium

We employ the Basin Water IX™ software program for the operation of our system. We also use this software program for the design of our system to determine the most efficient operating parameters for our system based upon the contaminant profile of the water source being treated.

We have pending trademark applications in the United States for Basin Water® and Basin Water IX™.

As part of our business procedures, we typically enter into confidentiality and invention assignment agreements, or have confidentiality provisions in agreements with our employees, independent contractors and consultants, and non-disclosure agreements with our customers, partners, independent contractors and consultants.

MPT, which was acquired by us in September 2007, holds five United States patents and twelve foreign patents related to various chemical manufacturing processes. These patents relate to 1) an improved process for the recovery of ethylene glycol from spent glycol generated in the manufacture of polyethylene terephthalate, 2) an improved separation process for the continuous catalytic oxidation of aromatic alkyls for the production of aromatic carboxylic acids in a liquid solvent medium, 3) an apparatus and method for the purification of waste wash water derived from the production of aromatic acids, 4) a method of polyester manufacturing using cross flow membrane filtration, and 5) a process for the recovery of molybdenum catalyst from the epoxidation reaction product of olefins with organic hydroperoxides.

MPT also has three pending United States patent applications related to processes for the treatment of the following contaminants: nitrate, ammonia and radium.

The pending patent application related to the treatment of radium has been assigned to us pursuant to our acquisition of MPT. In 2008, we plan to have the other patents and pending patent applications assigned to us.

MPT also holds trademark registrations for Hypersorb®, Hyperflux® and Chromasep®.

Employees

As of December 31, 2007, we employed 107 full-time and 5 part-time employees. None of our employees are represented by a collective bargaining agreement. There are no pending labor-related legal actions against us filed with any state or federal agency. We believe our employee relations are good.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a limited operating history, have incurred significant operating losses in our first few years of operation and have not consistently achieved profitability on an annual basis.

We have a limited operating history and limited revenues derived from our operations. We began our business operations in December 1999 and did not generate our first revenues until 2002. Our revenues grew from $12.2 million in 2005 to $17.1 million in 2006 and $18.8 million in 2007. We have incurred significant net losses attributable to common stockholders since our inception, including net losses of $1.3 million in 2003, $0.6 million in 2004, $11.2 million in 2006 and $15.3 million in 2007. Our net loss in 2006 resulted in part from reserves we recorded in connection with certain of our contracts which have ongoing operating costs in excess of our contract revenues. In addition, our net loss in 2007 resulted in part from additional reserves we recorded in the third quarter of 2007. We took these reserves in connection with certain older legacy projects when it became apparent that most of these projects would be operating at a loss for some period of time. In addition, we may find that additional contracts have ongoing operating costs in excess of revenues, which could have an adverse effect on future results of operations. Though we have taken steps to improve our business processes, we cannot assure you that these improved processes will positively impact our results of operations. At December 31, 2007, we had an accumulated deficit of approximately $30.5 million.

Our operations prior to 2006 primarily focused on development of our technology and onsite regenerable ion exchange treatment system, building our sales and marketing capabilities, commencing the commercial launch of these systems and developing and maintaining customer relationships. In late 2006 and throughout 2007, we implemented several initiatives to improve our business model, but we cannot assure you that any of these initiatives will result in increased revenues or positively impact our financial results. In addition, our ability to successfully sell our systems and services depends on, among other things, the level of demand for contaminated groundwater treatment, which is an evolving market, and the demand for our technology and services in those geographic areas and markets into which we are expanding. Even if we do achieve significant revenues from our business operations, increased operating expenses associated with any expansion of our business may result in future operating losses in the near term as we, among other things:

•	market our new technology+services offering to our customers;

•	seek to acquire new customers in the markets in which we are currently active;

•	expand our technology offering to broaden our reach into new markets, such as the industrial marketplace;

•	expand geographically throughout the United States pursuant to our regionalization structure;

•	make significant capital expenditures to support our ability to provide services under our recurring revenue contracts;

•	expand our internal sales force and develop strategic relationships with companies serving the water, wastewater, waste reduction and resource recovery industries on a national basis;

•	fund development costs for our systems and technology; and

•	incur increased general and administrative expenses as our company grows, including increased costs as a result of being a public company.

As a result of these and other factors, we may not achieve, sustain or increase our profitability on an ongoing basis.

Our future operating results will likely fluctuate significantly from reporting period to reporting period.

We expect our future revenues and operating results to fluctuate significantly from period to period due to a number of factors, including:

•	customer budgets or commitments for our systems and/or services;

•	the effectiveness of our new and expanding internal sales and marketing organization;

•	demand for our systems and/or services;

•	demand for low life-cycle cost solutions among our current and potential customers;

•	our ability to develop and market new and enhanced technology and our technology+services business model in a cost-effective manner;

•	our product and price competition in our market;

•	length of our sales cycle, which is impacted by procurement bidding processes;

•	our ability to enter into third-party financing arrangements where a customer selects a long-term capital contract, thus recognizing revenue over longer periods of time;

•	general economic conditions;

•	ability to control our costs, including labor and the cost of materials to build our system;

•	increases in the costs of salt, resin, chemicals, waste disposal and other materials necessary to fulfill our obligations under our recurring revenue contracts;

•	our ability to pass through increased operating costs to our customers under our recurring revenue contracts;

•	our ability to work with companies with whom we enter into strategic alliances and relationships in a cost-effective manner; and

•	our ability to build and install systems and provide services on a timely basis and on a low life-cycle cost basis.

Any of the foregoing factors, some of which are not within our control, may cause our operating expenses to be disproportionately high or cause our revenues and operating results to fluctuate, which could prevent us from maintaining or increasing our business or could harm our results of operations. In addition, our future revenues or our future operating expenses may not be consistent with our past results, which could adversely affect our stock price.

If we do not manage our anticipated growth effectively, we may not be able to develop or implement the infrastructure to support our operations, market our services, manage our relationships with customers and our relationships with strategic partners which could place significant strain on our management and significantly harm our business and operating results.

We have grown rapidly, with our revenues increasing from $4.3 million in 2004 to $12.2 million in 2005, $17.1 million in 2006 and $18.8 million in 2007, and the number of our employees increasing from 44 as of December 31, 2005 to 65 as of December 31, 2006 and 107 full time and 5 part time employees as of December 31, 2007. We expect to continue to expand significantly our management, sales and marketing, engineering functions, field services, research and development, testing, quality control, customer service and support operations as well as financial and accounting controls. For instance, we recently expanded our operations to the Southeast U.S. with our acquisition of MPT. This expansion has placed, and will continue to place, significant strain on our management and administrative, operational, technical and financial infrastructure. If our management is unable to manage growth effectively, the quality of our field services, our ability to attract and retain key personnel, the success of our strategic alliance and relationships, and our business or prospects could be harmed significantly. To manage growth effectively, we must:

•	continue to expand our fabricating capacity;

•	increase the size of and continually monitor our field service support capability;

•	meet the demands placed on us by our customers;

•	continue to enhance our operations and financial and management systems;

•	increase our sales and engineering personnel;

•	maintain and improve effective internal control over financial reporting, disclosure controls and procedures and our budgeting and forecasting processes;

•	expand, train and manage our employee base; and

•	allocate sufficient management and other resources to support and manage both our internal operations and our strategic relationships.

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

Our financial success will depend in part on the efforts of strategic relationships we may work with in the future.

In November 2007, we announced the formation of an exclusive, service-based alliance with Rohm and Haas. This alliance provides us with exclusive access in selected markets to the Rohm and Haas ion-exchange resin technology which we intend to deploy as part of our business model. Our alliance also provides us access to technology for the removal of organic contaminants from water, support for our business model through access to the Rohm and Haas scientific and laboratory resources and Rohm and Haas’ developed channels to the specified markets. In late 2007, we entered into an agreement with Purifics to provide us with unique engineered systems, solutions and products effective in removing organic contaminants from groundwater. Under this agreement, we can exclusively market the Purifics photocatalysis technology in certain areas of the United States, and we have access to the technology on a non-exclusive basis in a larger market area. We may enter into other such strategic relationships with other companies focused on the water, wastewater, waste reduction and resource recovery industries on a national basis. Our financial success and our anticipated growth will depend in part on the efforts of these strategic relationships as we market and sell our treatment systems and solutions. If Rohm and Haas, Purifics or any other strategic relationships fail to perform satisfactorily under their respective agreements with us, or if we fail to maintain these relationships, or establish new relationships as required, then we may lose our access to their technologies, and our ability to market our treatment systems and our technology+services offering will likely suffer. In addition, our revenues resulting from these strategic relationships may not grow as anticipated, and we could be subject to additional costs which could negatively impact our operating results and financial condition significantly.

Our long sales cycles make predicting our financial results difficult.

Many of our service contracts have a term of five or more years, and some contain an option either to purchase the system or to renew the contract at the end of the initial contract term. Since most of our sales are based on long-term contracts, our customers generally take a longer time to decide to purchase our system and/or services, thus creating a lengthy sales cycle. Other reasons for our long sales cycle include:

•	the size of the initial capital outlay to be incurred by our customers;

•	the budget constraints of municipal and industrial customers that may cause delays in project selection;

•	extensive contract negotiations over the specific terms of the sale of our system and/or services;

•	the unfamiliarity of some of our customers with utilizing third parties for water and wastewater treatment, waste reduction and resource recovery services;

•	the resistance by customers to granting control of support functions such as water treatment to external parties;

•

the availability of many competitive alternatives that may be considered by our customers in the municipal market, including water importation, water blending, coagulation microfiltration (a process of destabilizing charges on contaminants in water by adding chemical coagulants that can then be filtered and removed), reverse osmosis (a pressure-driven separation process that removes contaminants from water by forcing them through a membrane barrier), electrodialysis reversal (a process that transfers contaminants by direct electric current flow through membranes thus removing them from water) and ion exchange processes of our competitors;

•	the availability of competitive alternatives to our existing and developing technology+services offerings;

•	the availability of competitive alternatives to our existing and developing offerings in the wastewater treatment, waste reduction and resource recovery industries;

•	the long approval procedures imposed by government agencies; and

•

the lengthy approval process of many customers’ equipment/contract procurement procedures due to multiple approvals that may be required by, for example, municipal boards, public bidding or state public utility commission requirements, which is sometimes exacerbated by the initial capital outlay needed to purchase our systems and services.

In addition, to the extent we expand our service to international markets, we may face additional factors that contribute to long sales cycles, including additional time required for travel to foreign locations as well as potential problems caused by language barriers, cultural differences, differing business practices, differing contracting practices, and varying regulatory requirements. Our long sales cycles, as well as the placement of large orders with short lead times on an irregular and unpredictable basis, may cause our revenues and operating results to vary significantly and unexpectedly from period to period. Since our operating expenses are largely based on anticipated revenue trends and a significant portion of our expenses are, and will continue to be, fixed, any delay in generating or recognizing revenues could harm our operating results or financial condition significantly.

Our ion-exchange treatment systems and the technologies upon which they are based may not achieve widespread market acceptance among our customers which may impact demand for our system and services.

We have developed our proprietary ion-exchange technology and processes for groundwater treatment based on ion-exchange technology that competes with other forms of groundwater treatment technologies that currently are in operation throughout the United States. This proprietary technology is used in our onsite regenerable and disposable resin treatment systems. Through our acquisition of MPT, we have expanded our capabilities into central regeneration for ion exchange, smaller ion-exchange systems and technologies to serve customers in the industrial markets. These treatment systems and the technologies on which they are based may not achieve widespread market acceptance. Our success will depend on our ability to market our systems and services to businesses and customers on terms and conditions acceptable to us and to establish and maintain successful relationships with municipal and industrial customers.

We believe that market acceptance of our systems and technology and our related success will depend on many factors including:

•	the perceived advantages of our systems over competing treatment solutions;

•	the actual and perceived safety and efficacy of our systems;

•	the availability and success of alternative treatment solutions;

•	the pricing and cost effectiveness of our systems;

•	our ability to market effectively to municipal and industrial customers that may use our systems;

•	the permitting of our technology by regulatory agencies;

•	the willingness of potential customers to enter into long-term service contracts;

•	publicity concerning our systems and technologies or competitive solutions;

•	timeliness in assembling and installing our systems on customer sites;

•	whether or not our existing customers continue to use our system and services and/or renew service contracts after their expiration;

•	our ability to respond to changes in the regulatory standards for maximum contaminant levels of various contaminants;

•	the ability of our strategic relationships to provide necessary support to our efforts to market their technologies now available to us from our strategic alliance and other agreements;

•	our ability to provide effective service and maintenance of our system to our customers’ satisfaction; and

•	our ability to control operating costs.

If our systems or technologies fail to achieve or maintain market acceptance or if new technologies are introduced by others that are more favorably received than our technology, are more cost effective or otherwise render our technologies obsolete, we may experience a decline in demand for our systems and services. If we are unable to market and sell our systems and services successfully, our revenues would decline and our operating results and prospects would suffer.

We may be unable to attract and retain qualified personnel which could harm our business, operating results, financial condition and prospects significantly.

Our future success also will depend, in large part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees, particularly qualified sales, marketing and engineering personnel. As of December 31, 2007, we had 107 full-time and 5 part-time employees. Although we have expanded our sales force somewhat, we have a limited number of sales and marketing employees and consultants, as well as service employees who provide field and other services to our treatment systems. We may not succeed in identifying, attracting and retaining individuals who qualify for these positions. Further, competitors and other companies may attempt to recruit our employees. If we are unable to hire and retain adequate staffing levels, it may be difficult to increase sales of our systems or services or adequately support our installed systems, which could harm our business and prospects.

Our future success also depends on the experience and expertise of our President and CEO, whose talents, efforts and relationships within the water industry have been, and continue to be, critical to our success. We have an employment agreement with our CEO that provides for “at will” employment. However, we cannot prevent our CEO from leaving our employ if he chooses to do so. We do not currently carry “key man” insurance upon the life of our CEO or the lives of any of our employees or officers. The loss of our CEO’s services and access to his abilities and relationships could adversely affect our ability to maintain or increase our customer base and could harm our operating results and prospects significantly.

The current geographic concentration of our customers in California and Arizona and the location of our headquarters in California make our business particularly vulnerable to adverse conditions affecting these markets.

Currently, our customers are concentrated geographically, primarily in the states of California and Arizona. Our revenues and operating results are therefore subject to local regulatory, economic, demographic and weather conditions in those areas. A change in any of these conditions could make it more costly or difficult for us to conduct our business. In addition, we are subject to greater risk of loss from earthquakes and wildfires because our headquarters, where we assemble our onsite regenerable systems, and most of the well locations that utilize our system are concentrated in California. Any of these occurrences could result in increased costs and a disruption in our operations, which would harm our operating results and financial condition significantly.

Due to our current client concentration, a loss of one of our significant customers could harm our business, operating results, financial condition and prospects.

As of December 31, 2007, we had 25 customers, not including approximately 200 small customers we added as a result of our acquisition of MPT. Our top three customers collectively accounted for 53% of our revenues during 2007 and typically have more than one contract with us for services provided to different wells. Our customers, including these top three customers, may, upon the occurrence of certain circumstances, elect to terminate their contracts with us prior to their contractual expiration date and seek services from our competitors. In addition, upon the expiration of these contracts, our customers may decide not to renew such contracts with us. If we were to lose one or more of these significant customers for any reason, our revenues would decline significantly and our business, operating results and prospects would suffer.

We may face risks associated with our geographic expansion.

We are implementing a regional structure in which we plan to open offices in five regions throughout the United States to support our municipal customers and one office to support our industrial customers. Our ability to expand our offering geographically will depend on our ability to recruit, hire, train and motivate sales, operations and field services personnel. If we are unsuccessful in gathering a critical mass of projects in a regional office, we may find it additionally difficult to recruit and hire sales, operations and field services personnel or leverage our overhead costs or to maintain the profitability of such regional office. Our operations in these regional offices, including our industrial operations office, will be far from our executive offices in Southern California and will require additional management time and attention. Failure to properly supervise the personnel in these offices could result in loss of new business and potentially harm future sales prospects. In addition, as our systems and services for industrial customers become accepted in North America, these customers may require us to support their international activities which will require additional time and resources. Supporting the marketing, development, process design, and operations of potentially distant operations will further challenge our management team and operations and could cause harm to our business or operating results.

Most of our operations are conducted in our facilities in Southern California and our facility in Memphis, Tennessee. Disruptions at these facilities could increase our expenses.

A significant portion of our fabricating operations for our onsite regenerable and disposable resin treatment systems are conducted in one facility in Southern California. In addition, our executive offices are also located in Southern California. Our central resin regeneration operations for our offsite regenerable treatment systems and our base of our operations servicing the industrial markets are located at our facility in Memphis, Tennessee. We take precautions to safeguard our facilities, including obtaining insurance, maintaining health and safety protocols, and using off-site storage of computer data. However, a natural disaster, such as an earthquake, fire or flood in Southern California or a tornado, flood or earthquake in Memphis, could cause substantial delays in our operations, damage or destroy our fabricating equipment, resin regeneration facility or inventory and cause us to incur additional expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case, which would require us to expend significant resources to replace any destroyed assets, thereby harming our financial condition and prospects significantly.

We face risks associated with the historical and current operations at our Memphis facility.

We acquired our Memphis facility in September 2007 and have limited operating experience with this facility. From our Memphis facility, we regenerate the ion-exchange resins associated with our offsite regenerable treatment systems and for other customers that have not purchased one of our systems but who require resin. Any problems we face in shipping or transporting resins to our Memphis facility for regeneration, the inability to regenerate certain resins, or any other problems at our Memphis facility that would prevent us from timely providing regeneration services on a cost-effective basis would adversely affect our relationships with our customers, our business and our results of operations.

In connection with our acquisition of MPT, we obtained indemnification from the MPT stockholders for any violations of environmental laws that occurred prior to the acquisition date. We cannot assure you that there are no environmental risks associated with the Memphis facility or that indemnification obligations of the MPT stockholders with respect to any such problems will adequately protect us from any liability we may face. In addition, we cannot be certain that the materials characterization procedures at our Memphis facility are adequate to properly identify and dispose of hazardous waste. If these procedures are deficient, then we may be in violation of certain environmental laws which could result in potential liability or disruptions in our operations.

Our Memphis facility is over 50 years old and may also contain latent defects or other damage of which we are unaware. In the future, this facility may also lack the capacity to meet our needs for central regeneration of resins or for conducting our industrial market operations. Any of these occurrences could require us to make substantial investment in this facility so that it meets our needs, or require us to relocate our operations from this facility, which would result in significant disruptions in our operations at this facility.

Also in connection with our acquisition of MPT, we assumed certain legacy contracts and other arrangements to which MPT was a party. Some of these contracts may have terms that we do not find to be favorable or compatible with our business plans, including our ability to expand and/or penetrate markets. We may be unable to renegotiate these contracts on more favorable terms or at all, which may adversely impact our business and results of operations.

Because our Memphis facility serves as the base for our marketing efforts in the industrial markets, a disruption at our Memphis facility would significantly impair our ability to market to industrial customers, which could adversely affect the growth of our business. In addition, we may face difficulties in attracting, recruiting, and retaining employees with the requisite technical or operating talent to Memphis for our expansion into industrial markets.

Because our Memphis facility serves as the base for our geographic expansion into the Southeast, a disruption at our Memphis facility could significantly impair our ability to expand our marketing and field services into this region.

We face risks associated with the design and operation of our systems which may prevent us from increasing our revenues.

We take responsibility for the design, construction, initial maintenance and installation of our ion exchange systems. However, we cannot predict whether we will be able to design our systems for every particular contaminant. Thus, we may be required to turn away customers that require treatment of chemical contaminants that our systems do not treat. We also cannot guarantee that once constructed, our systems will operate according to their design or be free from defects. Because many of our systems treat groundwater for dangerous contaminants, if our systems fail to operate properly, it could cause significant public harm, especially for drinking water applications.

Following installation, testing and regulatory certification of a system, actual day-to-day operation of our groundwater treatment systems is transitioned to our customer’s personnel. Though we retain ownership of many of our systems, our customers take responsibility for operation of some of these systems. We, however, continue to be responsible for the maintenance of the installed systems in most cases. We may not be able to provide sufficient employees for the maintenance of those systems. In addition, because our systems are located at our customers’ sites, we will not always be physically present should problems arise.

If there are defects in our system or if significant reliability, quality or performance problems develop with respect to our system or services, this may have a number of negative effects on our business, operating results, financial condition and prospects, including:

•	loss of revenues;

•	failure to attract new customers and achieve market acceptance;

•	delays in collecting accounts receivable;

•	diversion of management and development resources and the attention of engineering personnel;

•	significant customer relations problems and loss of existing customers;

•	high service, support, repair, warranty and insurance expenses;

•	removal of our systems from service by state regulatory agencies for failure to operate properly; and

•	legal actions for damages by our customers.

In order to operate our business successfully, we must meet evolving municipal customer requirements for groundwater treatment and invest in the development of our technology.

If we fail to develop or enhance our system and services to satisfy evolving municipal customer demands, our business, operating results, financial condition and prospects may be harmed significantly. The market for groundwater treatment in the municipal markets is characterized by changing technologies, periodic new product introductions and evolving customer and industry standards. For instance, competitors in the groundwater treatment industry are continuously searching for methods of groundwater treatment that are more cost-effective and more efficient. Our current and prospective municipal customers may choose future groundwater treatment solutions and/or services that might be offered at a lower price than our system and/or services. To achieve market acceptance for our system and services, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. Our municipal customers may require us to provide water treatment solutions for new contaminants or higher volumes of water or to decrease the presence of contaminants well below an applicable MCL which may increase our operating costs for those systems and harm our results of operations. We also may experience design, engineering and other difficulties that could delay or prevent the development, introduction or marketing of any modifications to our system or our new services. Our failure to successfully develop and offer systems or services that satisfy customer requirements would likely cause a decrease in our financial performance. In addition, if our competitors introduce solutions and/or services based on new or alternative water treatment technologies, our existing and future systems and/or services could become obsolete, which would also weaken demand for our systems or services, thereby decreasing our revenues and harming our operating results.

Serving customers in industrial markets presents numerous risks.

We face numerous risks as we expand our services to customers in the industrial markets. We have limited experience in serving industrial market customers and have never provided systems or services to customers in the oil, gas or mining industries. Industrial customers may have different requirements and goals than our municipal customers. Our industrial customers may choose treatment solutions and/or services that are offered on a low life-cycle cost basis or that give them an advantage from a technological standpoint. They may also require us to tailor our systems to meet their specific business needs, which may result in additional development and design costs. We may have difficulty in developing technologies and services that address the needs of these customers and in hiring the appropriate engineering or other talent that can develop such technologies. In some cases, we may be required to conduct a pilot project to address an industrial market customer’s needs. We may expend significant time and resources in building and conducting the pilot project, and there can be no assurance that the pilot will successfully uncover all key process variables required to successfully scale up a particular process or meet the customer’s requirements. Since these processes have not been successfully commercialized, more extensive or other pilot testing may be required.

Even if we meet the customer’s treatment requirements at the pilot stage, when we build the full-scale treatment system, positive results from a pilot test might not provide an accurate indication of the treatment capabilities of and the cost of operation of a full-scale treatment system, and thus, we may have problems meeting the relevant treatment requirements on an economically feasible basis or at all. Additionally, startup of new industrial process facilities could cause increased safety risks until processes and procedures for normal operation, upset conditions and emergency conditions are established and well understood by our employees. To the extent we are unable to meet these customers’ demands and requirements, our expansion into these markets may not be successful which would adversely affect our business, operating results, financial condition and prospects. The economics of the systems for some of our industrial customers may rely on the recovery of a valuable resource from waste streams. Should the underlying economics of the resource deteriorate significantly, demand for these types of our systems and services may decline which could have an adverse effect on our business and operating results.

Industrial market customers may pose credit risks that we do not necessarily face to the same degree with our municipal market customers. Our industrial market customers may not be economically viable, might be newly formed without adequate capitalization and/or may be highly dependent on commodity prices, such as companies in the oil, gas and mining industries. Changes in commodity prices will particularly impact the viability of our business in recovery of valuable materials. Finally, when we install our treatment system onsite for an industrial customer, we must take into account the location which our customer provides us for the installation. We, our systems or the hazardous chemicals we use in our systems may damage the property or harm our customer’s personnel that may be in proximity to our systems, or we may adversely impact our customer’s operations while we install, service and/or repair our systems. In addition, our employees may be injured by hazardous chemicals, machinery or other dangers at our customer’s site during the installation, operation and/or servicing of our systems. Because of our unfamiliarity with building systems for the industrial markets, we may not understand all of the safety and other risks associated with these systems until we have more experience servicing this industry. Any of these risks could have an adverse effect on our ability to address the industrial market.

Our reliance on third party suppliers and manufacturers poses significant risks to our business and prospects.

We contract for all of the components in our system and for all of the commodities necessary to fulfill our service obligations, including salt, chemicals and replacement resin, with third-party suppliers. We plan to rely on third party suppliers and manufacturers for systems we market to industrial customers. We are subject to substantial risks because of our reliance on these suppliers and manufacturers. For example:

•	our suppliers may increase prices for these commodities that exceed contract provisions to recover such costs;

•	our suppliers may not provide components that meet our specifications in sufficient quantities;

•	our suppliers and manufacturers may face a reduction or an interruption of supply of our components;

•	our manufacturers may lack the capacity and resources to continue to manufacture our systems or supply them in sufficient quantity to meet our demands;

•	our suppliers and manufacturers may face production delays due to natural disasters or strikes, lock-outs or other such actions;

•	one or more suppliers or manufacturers could make strategic changes in its or their product lines;

•	there may be a lack of alternative suppliers for certain product lines; and

•

many of our suppliers and manufacturers are small companies which are more likely to experience financial and operational difficulties than larger, well-established companies, because of their limited financial and other resources.

As a result of any of these factors, we may be required to find alternative suppliers for the components of our system or alternative manufacturers for our systems marketed to industrial customers. It may take considerable amounts of time to identify and qualify such alternative suppliers. In addition, we may be required to redesign our system to conform to the components provided by these alternative suppliers. As a result of these factors, we may experience delays in obtaining raw materials and components on a timely basis and in sufficient quantities from our suppliers, which could result in delays in the production and installation of our system. We may also face delays in the manufacture and assembly of our industrial market systems from third party manufacturers. These delays could impact our ability to sell our systems, enter into recurring revenue contracts or profitably execute our service agreements, which would cause our revenues and operating results to decline. In addition, we have lacked the leverage or have otherwise been unable able to negotiate consistently long-term contracts for the supply of components and commodities necessary to build our systems and fulfill our service obligations. As a result, rising component or commodity prices could increase our expenses and adversely affect our results of operations.

We often place our systems through a party other than the party with whom we enter into a long-term contract which may cause difficulties in selling our systems and offering our services.

When we sell a system to a municipal or industrial customer, we often contract with a general contractor as opposed to our actual customer. We often enter into a separate long-term contract for servicing the system directly with our municipal or industrial customer. Contracting with different parties can create difficulties for us, including having inconsistent terms between the two contracts which makes it more difficult to successfully close the transaction and could harm our relationships with our customers. These difficulties may adversely affect our business and results of operations.

As part of our growth, we intend to increase our ability to provide service to our customers under recurring revenue contracts and develop new technologies internally. Our failure in these endeavors could negatively impact our stock price and cause our business, operating results, financial condition and prospects to suffer.

We plan to continue to grow rapidly for the foreseeable future. As part of this growth, we intend to make significant capital expenditures to support our operations focused on our recurring revenue contracts. In addition, we plan to continue developing new technologies through our research and development efforts. The capital expenditures we incur or the technologies we develop internally may not result in the financial results that we expect. In addition, developing new technologies may cause diversion of management’s attention from our existing business. Any or all of these factors could prevent us from maintaining or increasing our customer base and business and cause the price of our common stock to decline.

The revenues from certain of our long-term contracts for onsite regenerable treatment systems are moderately seasonal, with higher processing fees received in the summer months and lower processing fees received in the winter months.

Our business, particularly the revenues we receive from our long-term contracts, is moderately seasonal due to the impact of summer and hot weather conditions on the water requirements of our customers. In the summer and warmer months, our customers have a higher demand for water and generally increase the utilization of their groundwater resources resulting in a higher volume of groundwater treated during a period and thus higher revenues from our long-term contracts. However, this increased utilization results in increased operating costs for us, which could adversely affect our profit margins and results of operations. Conversely, our customers experience lower demand in cooler months in the first and fourth calendar quarters, resulting in lower revenues from our long-term contracts during those periods. This seasonality in processing fees has resulted in fluctuations in our revenues and operating results. These moderate seasonal trends can cause some reductions in our profit margin and variations in our financial condition.

We own a large stake in Empire Water Corporation, and to the extent that it does not succeed, the value of our investment in Empire Water Corporation may decline.

We recently disposed of our rights to purchase certain water assets to Empire Water Corporation, or Empire, in exchange for approximately 32% of the outstanding stock of Empire. After the closing of an anticipated second financing, we expect to own approximately 37% of the outstanding stock of Empire. To the extent that Empire does not succeed in its operations or business, the value of Empire’s common stock will likely decline, which would cause the value of our investment in Empire to decline. Such a decline in the value of our investment would have an adverse effect on our financial position and results of operations.

We have been named as a party to lawsuits, including class action and derivative action lawsuits, and we may be named in additional litigation, all of which could require time and attention from certain members of management and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On October 26, 2007, Veolia Water North America Operating Services, LLC and certain other related parties filed a lawsuit in the United States District Court of the Middle District of Florida, Tampa Division, naming as defendants Basin Water-MPT, Inc. (a wholly owned subsidiary of Basin Water, Inc.) and two of its employees, one of whom is the son of Basin Water, Inc.’s President and Chief Executive Officer. The lawsuit alleges, among other things, certain claims related to trade secrets and unfair trade practices relating to treatment of by-products produced as a result of the phosphate mining industry. The lawsuit does not claim a specific amount of damages.

On December 27, 2007 and January 2, 2008, two purported securities class action complaints were filed in the United States District Court for the Central District of California against Basin Water, Inc., Peter L. Jensen, Michael M. Stark and Thomas C. Tekulve (collectively referred to as the “Basin defendants”) for violations of the Exchange Act. These lawsuits, which contain similar allegations, are captioned Poulos v. Basin Water, et al., Case No. CV 07-8359 GW (FFMx) and Nofer v. Basin Water, et al., Case No. CV 08-0002 SGL (JCRx). The lawsuits, among other things, allege that the Basin defendants “issued materially false and misleading statements regarding the Company’s business and financial results” because the Company “had not adequately accounted for reserves in connection with its legacy system contracts.” Plaintiffs allege a putative class period between May 14, 2007 and November 13, 2007, and do not claim a specific amount of damages.

On January 23, 2008, we received a letter dated January 17, 2008, from attorneys representing a purported shareholder demanding that we investigate and remedy alleged breaches of fiduciary duty by certain unnamed officers and directors of the Company. In the demand letter, the attorneys allege that the unnamed officers and directors violated their duties to the Company by, among other things, participating in or permitting the company to issue false and misleading statements regarding our business and financial results giving rise to the above named lawsuits.

On January 31, 2008, Loren Charif, a purported stockholder of our company, filed a shareholder derivative lawsuit in the Superior Court of the State of California, County of San Bernardino, against certain of our executive officers and our current directors. The complaint assumes the truth of the aforementioned allegations in the federal securities class action lawsuits and in connection with those allegations alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code pertaining to allegations of improper selling.

From time to time, we are involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which we believe are not material to the conduct of our business.

We are subject to risks related to our international operations.

We currently serve some international customers from our Memphis facility. We may serve additional international customers or expand our operations internationally. As we expand our international operations, we will be increasingly susceptible to the following risks associated with international operations:

•	import and export license requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States;

•	the imposition of foreign and domestic governmental controls;

•	unfamiliarity with foreign laws and regulations and ability to enforce obligations of foreign partners;

•	difficulties in staffing and managing international operations;

•	product registration, permitting and regulatory compliance;

•	significant, time-consuming and expensive travel to foreign locations;

•	fluctuations in foreign currencies;

•	language and cultural barriers;

•	thefts and other crimes; and

•	geopolitical conditions, such as terrorist attacks, war or other military action.

In addition, we may develop formal and informal relationships with existing and new local business partners who can provide local expertise and sales and distribution infrastructure to support our expansion in our target international markets, which will be time-consuming and costly. Several of the risks associated with our international business may be within the control (in whole or in part) of these local business partners with whom we have established relationships or may be affected by the acts or omissions of these local business partners. No assurances can be provided that these local business partners will effectively help us in their respective markets and the inability to do so would adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Intellectual Property

Failure to protect, or uncertainty regarding the validity, enforceability or scope of, our intellectual property rights could impair our competitive position.

Our treatment systems and services utilize a variety of proprietary rights that are important to our competitive position and success. Because the intellectual property associated with our technology is evolving and rapidly changing, our current intellectual property rights may not protect us adequately. We rely on a combination of patents, trademarks, trade secrets and contractual restrictions to protect the intellectual property we use in our business. In addition, we generally enter into confidentiality or license agreements, or have confidentiality provisions in agreements, with our employees, consultants, strategic relationships and customers and control access to, and distribution of, our technology, documentation and other proprietary information. Our pending patent applications may not be granted or, if granted, the resulting patent may be challenged or invalidated by our competitors or by other third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property. In addition, monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain the steps we have taken to protect our intellectual property will prevent unauthorized use of it.

Because legal standards relating to the validity, enforceability and scope of protection of patent and intellectual property rights in new technologies are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Furthermore, our competitors independently may develop similar technologies that limit the value of our intellectual property or design around patents issued to us. If competitors or third parties are able to use our intellectual property or are able to successfully challenge, circumvent, invalidate or render unenforceable our intellectual property, we likely would lose a significant portion of our competitive advantage in the market. We may not be successful in securing or maintaining proprietary or patent protection for the technology used in our systems or services, and protection that is secured may be challenged and possibly lost. We may have to prosecute unauthorized uses of our intellectual property and the expense, time, delay and burden on management of such litigation could prevent us from maintaining or increasing our business. Our inability to protect our intellectual property adequately for these and other reasons could result in weakened demand for our systems or services, which would result in a decline in our revenues.

In addition, we have entered into an alliance agreement with Rohm and Haas and an agreement with Purifics, pursuant to which we have access to certain of their technologies. To the extent that each of these parties faces a challenge to its intellectual property rights in those technologies, it could have an adverse effect on our ability to market our systems and/or services that incorporate those technologies which would result in a decline in our revenues.

We could become subject to litigation regarding intellectual property rights, which could harm our business significantly.

Our commercial success will continue to depend in part on our ability to make and sell our systems or provide our services without infringing the patents or proprietary rights of third parties. We face these risks with respect to intellectual property that we have developed internally, as well as with respect to intellectual property rights we have acquired from third parties. For example, pursuant to our alliance agreement with Rohm and Haas and our agreement with Purifics, we have access to the technologies owned by each of these companies. To the extent either of these parties has failed to adequately protect the technologies upon which we rely or if these technologies infringe upon the patents or proprietary rights of third parties, we may be unable to continue using such technologies or we may face lawsuits related to our past use of these technologies. In addition, our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make or sell our systems or provide our services.

If we are unsuccessful in any challenge to our rights to market and sell our systems, our rights to use third party technologies or to provide our services, we may, among other things, be required to:

•	pay actual damages, royalties, lost profits and/or increased damages and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture and/or marketing of our systems or services that use the intellectual property in question through a court-imposed sanction called an injunction;

•

expend significant resources to modify or redesign our systems or other technology or services so that they do not infringe others’ intellectual property rights or to develop or acquire non-infringing technology, which may not be possible; or

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

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology, systems and services could be harmed significantly.

We also rely on trade secrets, know-how and other proprietary information in operating our business. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others upon commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us are our exclusive property. Nonetheless, those agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements may not provide meaningful protection, particularly for our trade secrets or other confidential information.

To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information which may not be resolved in our favor. The risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, could harm us by enabling our competitors, who may have greater experience and financial resources, to copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. The disclosure of our trade secrets would impair our competitive position, thereby weakening demand for our systems or services and harming our ability to maintain or increase our customer base.

In addition, to the extent that we do not fulfill our contractual or other obligations to adequately protect the technologies to which we have been granted access by Rohm and Haas or Purifics, we could be liable to either of them for any resulting harm to their businesses or could lose further access to those technologies, which could harm our business, operating results or financial condition.

Risks Related to Our Industry

We are subject to environmental risks that may prevent us from selling our systems and, if such risks are realized, may subject us to clean-up costs or litigation that could adversely affect our business, operating results, financial condition and prospects.

We are subject to a number of governmental regulations with respect to our business activities and operations. See “Business—Government Regulation.” For example, our onsite regenerable ion-exchange technology generates a byproduct known as brine waste. Our customers are required to dispose of any waste materials or byproducts from our treatment process in a manner mandated by the EPA or state regulatory agencies. The EPA or state regulatory agencies may consider these or other byproducts of the ion-exchange process to be hazardous, and in such cases, our customers will be subject to additional requirements relating to the treatment, storage, disposal and transportation of hazardous substances. With respect to our onsite regenerable treatment systems, though our customers take title to all brine waste, together with all other byproducts of the ion-exchange technology process, we generally contract with third parties to secure waste disposal services on our customers’ behalf. We cannot predict whether any new laws, statutes, ordinances, rules or regulations will be enacted that may require significant modification to our system or our services, which may weaken demand for our system or services and harm our business significantly.

In addition, we cannot predict whether any third party will assert against us any claims for violations of any federal, state or local statute, ordinance, law, rule or regulation relating to hazardous or toxic substances in connection with the brine waste or groundwater treatment process or as a result of any actions of the third-party waste disposal services with whom we contract on behalf of our customers who use our onsite regenerable treatment systems. We face similar risks with respect to resins containing contaminants that we transport to our Memphis facility for regeneration, as these resins may contain hazardous substances with our knowledge. CERCLA and analogous state laws provide for the remediation of certain contaminated facilities and impose strict, joint and several liability for remediation costs on current and former owners or operators of a facility at which there has been a release or a threatened release of a “hazardous substance.” This liability is also imposed on persons who arrange for the disposal or transportation of such substances, and on those who transport such substances to the facility. Hundreds of substances are defined as “hazardous” under CERCLA and analogous state laws and their presence, even in small amounts, can result in substantial liability. The expense of conducting a cleanup can be significant. The actual costs for these liabilities could be significantly greater than the amounts that we might be required to accrue on our financial statements from time to time. In addition to the costs of complying with environmental regulations, we may incur costs to defend against litigation brought by government agencies and private parties. As a result, we may be required to pay fines to governmental agencies if we are found to have violated these environmental laws. In addition, we may in the future be a defendant in lawsuits brought by private parties who assert claims alleging environmental damage, natural resource damages, personal injury, property damage and/or violations of permits and licenses by us. If such claims are asserted against us, and if we do not prevail in defending such claims, we may be required to pay significant damages, causing our financial condition to suffer. Even if we successfully defend against such claims, we may devote significant time and resources to litigation, which would likely prevent us from maintaining or increasing our customer base and business.

We face additional environmental risks related to the parties with whom we do business, particularly those parties that send resin to our Memphis facility for regeneration. Our customers may not be in compliance with federal, state or local statutes, ordinances, laws, rules or regulations relating to hazardous or toxic substances and to the extent we assist them with water and wastewater treatment services offsite regeneration of resins or waste reduction or resource recovery services, we could be subject to liability under these various laws and regulations. In addition, our contracts with these customers may not adequately protect us from these liabilities, and even if our contracts provide these legal protections, these customers may not have the financial resources to provide us with the protection to which we are legally entitled such as the ability to pay indemnity obligations to which they are contractually obligated.

We also face environmental risks associated with our operations targeted to serve industrial customers. These operations involve wastewater treatment, water reuse and the recovery of valuable commodities and often require the discharge of wastewater and other materials. We plan for these activities to take place at our Memphis facility. These activities subject us to numerous stringent permitting requirements as well as numerous federal, state or local statutes, ordinances, laws, rules or regulations relating to hazardous or toxic substances. For example, our Memphis facility’s environmental permits include a NPDES wastewater discharge permit and Special Solid Waste Disposal Permits. In addition, this facility is required to maintain an EPA generator registration and identification number for its hazardous waste disposal activities. Additionally, to the extent these activities involve radionuclides, they would be subject to regulations governed by the NRC. If we do not comply with the applicable environmental laws and regulations applicable to our activities or obtain and maintain the appropriate permits necessary to conduct these activities, we would be subject to numerous

Changes in governmental regulation and other legal uncertainties could adversely affect our customers or decrease demand for our systems, and thus harm our business, operating results and prospects.

In the United States, many different federal, state and local laws and regulations govern the treatment and distribution of contaminated groundwater and disposal of attendant wastes. The increased interest in the treatment of contaminated groundwater due to increased media attention on the adverse health effects from contaminated drinking water may result in intervention by the EPA or state regulatory agencies under existing or newly enacted legislation and in the imposition of restrictions, fees or charges on users and providers of products and services in this area. These restrictions, fees or charges could adversely affect our customers, which could negatively affect our revenues. Conversely, the failure of the EPA or state regulatory agencies to act on a timely basis to set interim or permanent standards for pollutants such as MCLs, or to delay effective dates for standards for pollutants, grant waivers of compliance with such standards or take other discretionary actions not to enforce these standards, may decrease demand for our systems and services because our customers would not be required to bring their water into compliance with such regulatory standards. Changes in regulations affecting our industrial customers, such as with respect to wastewater treatment or water reuse processes, could also impact their need for our systems and/or services. While we are not aware of any currently proposed federal regulation directly affecting our business, we cannot predict whether there will be future legislation regarding the treatment and distribution of contaminated groundwater, the disposal of attendant wastes, wastewater treatment or water reuse processes. If there are significant changes in such laws and regulations, particularly if such laws and regulations become less stringent, such changes could weaken demand for our systems or services and cause our revenues to decline, thus harming our operating results and prospects.

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

Our municipal market business is dependent upon spending on groundwater treatment solutions by utilities, municipalities and other organizations that supply water, which in turn is often dependent upon residential construction, population growth, continued contamination of groundwater sources and regulatory responses to this contamination. As a result, demand for our water treatment systems could be impacted adversely by general budgetary constraints on our governmental or regulated customers, including government spending cuts, the inability of government entities to issue debt to finance any necessary groundwater treatment projects, difficulty of our customers in obtaining necessary permits or changes in regulatory limits associated with the chemical contaminants we seek to address with our groundwater treatment system. It is not unusual for the implementation of water treatment solutions to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations. We cannot assure you that economic conditions will continue such that state and local governments will address groundwater contaminant needs and consider purchasing or entering into long-term contracts for our systems. In addition, although our target markets have experienced population growth in recent years along with related residential building market growth, we have recently witnessed a significant slowdown in the residential building industry, particularly in the arid West. A slowdown of growth in residential and non-residential building would reduce demand for drinking water and for groundwater treatment solutions such as our systems. The residential and non-residential building markets are generally cyclical, and, historically, down cycles have typically lasted a number of years. Any significant decline in the governmental spending on groundwater treatment solutions or residential or non-residential building markets could weaken demand for our systems or services, thus harming our operating results and prospects significantly.

We operate in a competitive market, and if we are unable to compete effectively, our business, operating results and prospects could suffer.

The market environment in which we operate is very dynamic and is characterized by evolving standards, the development of new technology, regulations which continually reduce the acceptable levels for contaminants and affect the means, methods and costs of disposing of wastes derived from groundwater treatment. Though barriers to entry in this market are arguably high, we expect that competition will intensify in the future. We believe that in such a rapidly changing market, key competitive factors include:

•	development and use of technology;

•	effectiveness of treatment and waste disposal methods;

•	changing requirements of the EPA or state regulatory agencies; and

•	changing requirements of customers in the industrial markets; and

•	the availability of capital to meet evolving customer needs and requirements for the treatment of contaminated water.

We compete with large groundwater treatment companies, such as Severn Trent PLC, GE Water and Siemens AG, in our business aimed at the municipal markets. We compete with large industrial market companies, such as GE Water and Layne Christensen, in our business aimed at the industrial markets. Many of our current and potential competitors have technical and financial resources, marketing and service organizations and market expertise significantly greater than ours. Many of our competitors also have longer operating histories, greater name recognition and larger customer bases. Moreover, our competitors may forecast the course of market developments more accurately and could in the future develop new technologies that compete with our systems and/or services or even render our system and/or services obsolete. Due to the evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further increasing competition. These competitors may be able to reduce our market share by adopting more aggressive pricing policies than we can or by developing technology and services that gain wider market acceptance than our system and/or services. Existing and potential competitors also may develop relationships with distributors of our systems and services or third parties with whom we have strategic relationships in a manner that could harm our ability to sell, market and develop our systems and services significantly. If we do not compete successfully we may never achieve significant market penetration and we may be unable to maintain or increase our business or revenues, causing our operating results and prospects to suffer.

We could become subject to litigation as a result of claims brought against our customers, which could harm our operating results and financial condition significantly.

Our municipal customers are water providers that supply drinking water treated by our system to the general public. If our customers faced claims from consumers related to the quality of the drinking water, such consumers also may bring claims against any other party with whom the customer contracted in the groundwater treatment process. Even if our system treated the groundwater successfully for the contaminants it was designed to remove, we still may be subject to claims from such consumers. Our industrial customers may also face liability from consumers or regulatory agencies with respect to their wastewater treatment or waste reduction activities. These parties may also bring claims or actions against us because our systems and services were utilized in our customer’s activities. Despite any success in defending such claims, the expense, time, delay and burden on management of litigation would likely prevent us from maintaining or increasing our business and negative publicity could weaken demand for our services, cause our revenues to decline and harm our operating results and financial condition significantly.

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

Adequate funds, whether obtained through financial markets or collaborative or other arrangements with water providers, corporate partners or from other sources, may not be available when needed or on terms acceptable to us. We also may need to raise additional funds in order to fund more rapid expansion, to develop new and enhanced technologies, to develop and implement our technology+services model, to respond to competitive pressures or to acquire complementary technologies or assets. If additional funds are raised through the issuance of additional common stock, other equity securities or indebtedness, the percentage ownership of our then-current shareholders may be diluted substantially and the equity or debt securities issued to new investors may have rights, preferences or privileges senior to those of the holders of our then-existing capital stock. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to competitive pressures. Such inability could prevent us from maintaining or increasing our business, result in significant harm to our financial condition and prospects and negatively affect our stock price.

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

Our customers may need financing to purchase our systems, which exposes us to additional business and credit risks.

Availability and cost of financing are significant factors that affect demand for our systems and services. Many of our customers can purchase our systems only when financing is available at a reasonable cost. Some customers seek to acquire our systems and services through a long-term contract. We often rely on third parties to purchase the systems that are then subject to long-term contracts with our customers. In certain cases, we will indemnify the third party for any financial damages caused by our default under our long-term services agreement with our customer. This exposes us to potential additional costs in the event of our failure to perform. In addition, if we are unable to identify third parties that will purchase our systems in connection with the placement of our systems with municipal or industrial customers, we would be faced with either keeping these systems on our balance sheet or requiring our customers to purchase the equipment outright. In the latter case, this may delay or terminate the sale to our customer, which could adversely affect our business and operating results.

We have recorded and will record non-cash expense in future periods that result in a decrease in our net income for a given period.

As required by the Financial Accounting Standards Board, or FASB, we record expense for the fair value of stock options and restricted stock granted and this expense is reflected in our operating results. We rely on stock options to motivate current employees and attract new employees. As a result of the requirement to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. However, if we do not reduce our reliance on stock options, our reported net loss may increase or our reported net income may decrease.

We have also applied the provisions of SFAS No. 123(R), Share-Based Payment, to warrants issued to lenders and other third parties including Cross Atlantic Partners, Aqua America and BWCA. The fair value of these warrants is expensed over the period of the related agreements, as appropriate. As a result, we recognized expense in 2005 and 2006 which affected our interest expense or selling, general and administrative expense, depending upon the nature of the underlying transaction. In May 2006, we repaid our indebtedness. The remaining fair value of the associated warrants attributed to the debt was charged to interest expense during that period. In future periods, we will recognize expense for the fair value of the warrants issued to third parties other than the lenders. Early completion of the third party agreements under which the warrants were issued will accelerate the recognition of this expense.

We have identified a material weakness in our internal control over financial reporting and may not be able to report financial results accurately.

We have identified a material weakness in our internal control over financial reporting and have determined that our internal control over financial reporting was not effective as of December 31, 2007 (see Item 9A.—“Controls and Procedures”). We cannot assure you that additional material weaknesses, significant deficiencies and control deficiencies in our internal control over financial reporting will not be identified in the future.

We have incurred and expect to incur substantial expenses relating to the remediation of the material weaknesses in our internal control over financial reporting. The effectiveness of our internal control over financial reporting may in the future be limited by a variety of factors including without limitation:

•	simple errors;

•	delay in upgrading financial software system; and

•	the possibility that any enhancements to disclosure controls and procedures or internal controls may still not be adequate to assure timely and accurate financial information.

If we fail to achieve and maintain effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information which may have an adverse effect on our company and the trading price of our common stock.

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

We recently acquired MPT, which is located in Tennessee, for approximately $12.2 million, consisting of $6.9 million in cash and 462,746 shares of our common stock with a fair value of $5.3 million. There can be no assurance that we will achieve higher revenues or benefit from any synergies as a result of the acquisition.

In addition, we may require additional debt or equity financing for future acquisitions, and such financing may not be available or on favorable terms, if available at all. We may not be able to successfully integrate or profitably operate any new business we acquire, and we cannot assure you that any such acquisition will meet our expectations. Finally, in the event we decide to discontinue pursuit of a potential acquisition, we will be required to immediately expense all costs incurred in pursuit of the possible acquisition which may have an adverse effect on our results of operations in the period in which the expense is recognized.

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

The price of our common stock may decline, and the price of our common stock that prevails in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include:

•	failure of our systems or technology to achieve commercial success;

•	announcements of the introduction of new products or services by us or our competitors;

•	market conditions in our industry sectors;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our systems and services;

•	fluctuations in our quarterly operating results;

•	securities analyst coverage of our common stock;

•	deviations in our operating results from estimates;

•	additions or departures of key personnel;

•	price and volume fluctuations in the overall stock market from time to time;

•	the outcome of litigation;

•	general economic trends; or

•	sales of large blocks of our stock.

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

Facilities

Our corporate headquarters, finance and administration offices are located in Rancho Cucamonga, California where we occupy approximately 10,000 square feet under a lease expiring on February 14, 2013 at an initial annual cost of approximately $256,000 with annual escalations. We also occupy approximately 35,000 square feet under an additional lease expiring on March 31, 2011 comprising our engineering and manufacturing facilities. We have an option to extend the lease for an additional three years. Our rental expense in 2007 was approximately $226,000 for this facility.

We lease our Memphis facility from a limited liability company owned by the former stockholders of MPT. The facility is approximately 55,000 square feet. The lease provides for an annual base rent of $81,900 and an initial lease term of five years, with three 5 year options to extend the lease term. We also lease warehouse and office space in Pasadena, California and outside Phoenix, Arizona, respectively.

In addition, in March 2008 we leased approximately 6,400 square feet for our Southwest Region office under a lease expiring on April 30, 2012 at an initial annual cost of approximately $130,000 with periodic escalators.

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

Property, Plant and Equipment

Property, plant and equipment, net of accumulated depreciation, consisted of the following as of December 31, 2007 (in thousands):

Water treatment facilities	$8,084
Office furniture and equipment	514
Vehicles and trailers	501
Software and other	704
Machinery and equipment	1,921
Leasehold improvements	169
Construction in progress	4,052

15,945
Less: accumulated depreciation	1,645

Property, plant and equipment, net	$14,300

ITEM 3.	LEGAL PROCEEDINGS

On October 26, 2007, Veolia Water North America Operating Services, LLC and certain other related parties filed a lawsuit in the United States District Court of the Middle District of Florida, Tampa Division, naming as defendants Basin Water-MPT, Inc. (a wholly owned subsidiary of Basin Water, Inc.) and two of its employees, one of whom is the son of Basin Water, Inc.’s President and Chief Executive Officer. The lawsuit alleges, among other things, certain claims related to trade secrets and unfair trade practices relating to treatment of by-products produced as a result of the phosphate mining industry. The lawsuit does not claim a specific amount of damages.

On December 27, 2007 and January 2, 2008, two purported securities class action complaints were filed in the United States District Court for the Central District of California against Basin Water, Inc., Peter L. Jensen, Michael M. Stark and Thomas C. Tekulve (collectively referred to as the “Basin defendants”) for violations of the Exchange Act. These lawsuits, which contain similar allegations, are captioned Poulos v. Basin Water, et al., Case No. CV 07-8359 GW (FFMx) and Nofer v. Basin Water, et al., Case No. CV 08-0002 SGL (JCRx). The lawsuits, among other things, allege that the Basin defendants “issued materially false and misleading statements regarding the Company’s business and financial results” because the Company “had not adequately accounted for reserves in connection with its legacy system contracts.” Plaintiffs allege a putative class period between May 14, 2007 and November 13, 2007, and do not claim a specific amount of damages.

On January 23, 2008, we received a letter dated January 17, 2008, from attorneys representing a purported shareholder demanding that we investigate and remedy alleged breaches of fiduciary duty by certain unnamed officers and directors of the Company. In the demand letter, the attorneys allege that the unnamed officers and directors violated their duties to the Company by, among other things, participating in or permitting the company to issue false and misleading statements regarding our business and financial results giving rise to the above named lawsuits.

On January 31, 2008, Loren Charif, a purported stockholder of our company, filed a shareholder derivative lawsuit in the Superior Court of the State of California, County of San Bernardino, against certain of our executive officers and our current directors. The complaint assumes the truth of the aforementioned allegations in the federal securities class action lawsuits and in connection with those allegations alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code pertaining to allegations of improper selling.

From time to time, we are involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which we believe are not material to the conduct of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table shows the range of market prices of Basin Water’s common stock since its initial public offering in May 2006. Our common stock is traded on the Nasdaq Global Market under the symbol “BWTR”. There were 8,601 stockholders of record as of March 12, 2008.

	Stock Price Range
	High	Low
Period from initial public offering to December 31, 2006
May 11, 2006—June 30, 2006	$17.50	$8.66
Third Quarter 2006	$10.50	$6.88
Fourth Quarter 2006	$9.86	$6.28

Year ended December 31, 2007
First Quarter 2007	$8.00	$6.18
Second Quarter 2007	$8.70	$6.20
Third Quarter 2007	$12.50	$8.70
Fourth Quarter 2007	$13.06	$5.66

Year ending December 31, 2008
First Quarter through March 12, 2008	$8.78	$6.08

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

Repurchases of Securities

In May 2007, our Board of Directors authorized management to repurchase up to $10.0 million of shares of our common stock in the market from time to time. The shares could be repurchased at times and prices as determined by management, and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases must be made in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

In November 2007, we repurchased 85,000 shares of our common stock at a price of $6.45 per share. These repurchased shares have been classified as treasury stock in the December 31, 2007 balance sheet.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2007 (October 1 through October 31)	—	—	—	—
November 2007 (November 1 through November 30)	85,000	$6.45	85,000	$9,451,750
December 2007 (December 3 through December 31)	—	—	—	—
Total	85,000	$6.45	85,000	$9,451,750

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007(1)	2006	2005	2004	2003
	(In thousands except per share data)
Statement of Operations Data:
Revenues	$18,784	$17,114	$12,231	$4,307	$2,095
Cost of revenues (2)	24,931	20,106	7,130	2,562	1,567

Gross profit (loss)	(6,147)	(2,992)	5,101	1,745	528
Research and development expense	564	634	651	316	261
Selling, general and administrative expense	13,685	6,827	3,334	1,765	1,511

Income (loss) from operations	(20,396)	(10,453)	1,116	(336)	(1,244)
Other income (expense) (3)	5,146	(714)	(553)	(220)	(64)

Income (loss) before income taxes	(15,250)	(11,167)	563	(556)	(1,308)
Income tax provision (benefit)	—	—	—	—	—

Net income (loss)	$(15,250)	$(11,167)	$563	$(556)	$(1,308)

Net income (loss) per share:
Basic	$(0.76)	$(0.70)	$0.06	$(0.06)	$(0.14)
Diluted	$(0.76)	$(0.70)	$0.04	$(0.06)	$(0.14)
Weighted average common shares outstanding:
Basic	20,185	16,048	9,924	9,586	9,507
Diluted	20,185	16,048	12,849	9,586	9,507

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$35,456	$54,567	$2,724	$1,704	$356
Total assets	$98,212	$90,052	$23,798	$11,723	$6,582
Total long-term liabilities	$9,989	$2,825	$7,357	$4,264	$2,103
Redeemable convertible preferred stock	$—	$—	$8,779	$8,183	$4,990
Stockholders’ equity (deficiency)	$79,289	$79,737	$3,809	$(2,290)	$(1,870)

(1) —	Includes the results of operations of Mobile Process Technology Co. (MPT) acquired in September 2007 (see Note 3 to our consolidated financial statements).
(2) —	For years 2006 and 2007, includes reserves for future contract losses of approximately $3.7 million and $3.6 million (net of $1.4 million of actual losses on the underlying contracts charged against the reserve), respectively (see Note 12 to our consolidated financial statements).
(3) —	For 2007, includes a $2.5 million gain on sale of assets to Empire (see Note 15 to our consolidated financial statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. As a result of many factors, such as those set forth under “Item 1A. Risk Factors”, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

We are providers of reliable, long-term process solutions for a range of customers which include designing, building, implementing and servicing systems for the treatment of contaminated groundwater, the treatment of wastewater, waste reduction and resource recovery. We were initially incorporated in December 1999 and during our first two years of operations primarily focused on the development of our ion-exchange regenerable, onsite treatment system. The first permit to be issued by the California Department of Health Services, or DHS, to one of our customers for the operation of our system was issued in 2002. We currently have 79 systems on order or under contract in California, Arizona, North Carolina and New Jersey with an aggregate installed capacity of approximately 113,000 acre-feet per year, or approximately 36.9 billion gallons per year.

In 2007, we marketed our treatment systems and services primarily to utilities, cities, municipalities, special districts, real estate developers and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants. We marketed our treatment systems and services through our direct sales force, independent contractors and strategic relationships. Our customers include Arizona American Water, Aqua America, California Water Service Group and American States Water Company, four of the largest investor-owned water utilities in the United States based on population served.

As a manufacturer of treatment systems, our operations necessitate a significant investment in receivables and property and require significant working capital. In the case of sales of ion-exchange regenerable, onsite treatment systems, we must expend all of the costs to build and deliver our system to the customer, and we receive payment for the system primarily when the delivery is completed and the system has been placed into service. For systems that we deliver to customers under our long-term contract arrangements, we must incur the costs to build and deliver our treatment systems, and we receive payment over a typical period of five or more years.

In May 2006, we completed our initial public offering which resulted in the issuance of 6,900,000 shares of our common stock at a price of $12.00 per share for net proceeds of approximately $75.2 million.

On September 14, 2007, we completed the acquisition of Mobile Process Technology Co. (MPT), a provider of technology and services to the water treatment and industrial process markets. This acquisition provides additional capabilities including expanded technological solutions, geographic presence and expanded customer base. The new company provides the ability to service and treat smaller capacity water systems than our product offering.

Outlook

We believe that the following trends and uncertainties, among others, may impact our revenues, income, liquidity and cash flows:

•	The success of our internal marketing and sales organization in developing new customers and placing our treatment systems through sales or long-term contracts, which would increase our revenues;

•

Our success in placing our treatment systems throughout the nation pursuant to strategic relationships, expansion of our marketing and sales organization, expansion of our regional structure which would increase our revenues and may decrease our customer concentration and associated risk;

•	Public awareness of the effects of groundwater contamination, which may increase demand for our groundwater treatment systems;

•	Changes in federal and state government regulation with respect to drinking water standards which may impact demand for our arsenic treatment systems;

•	The potential increase in demand for placement of our systems through long-term contracts rather than sales, which will likely require higher capital expenditures and adversely affect our liquidity;

•	Changes in federal and state government regulation of discharge requirements for wastewater may impact our demand for wastewater treatment systems and services;

•	Changes in commodity prices, particularly commodities that might be recoverable from waste streams, may impact the demand for our resource recovery system and services;

•	Changes in general economic conditions which may affect capital expenditures in our markets and demand for our treatment systems and services;

•	Acceptance by potential customers to utilize third parties for water and wastewater treatment, waste reduction and resource recovery services, including through long-term service agreements;

•	Continued expansion of our workforce resulting in increased expenses but also supporting our growth; and

•	Increased utilization and productivity of our personnel, which we anticipate will positively impact our gross profit under our contract revenues.

Financial Operations Review

We evaluate our business using a variety of key financial measures:

Revenues

Our revenues tend to vary from period to period, because customers can choose between purchasing our groundwater treatment systems and entering into long-term contract arrangements for our treatment systems. If a customer chooses to purchase a system, we recognize revenues over a much shorter period of time, generally within one or two quarters, than we would recognize for the same system if the customer chose a long-term contract arrangement for the system. Thus, our revenues will tend to be higher in periods in which we sell rather than place our systems under long-term contracts. For any customers selecting a long-term capital arrangement, we may enter into third-party financing arrangements.

Sales

For treatment systems sold to customers which are sold under fixed-price contracts, or that we enter into a sale under a third-party financing arrangement, we recognize revenues using the percentage-of-completion method. This method takes into account the cost, estimated earnings and revenues to date on systems not yet completed. This method is used because management considers total cost to be the best available method of measuring progress on systems sold to customers. In general, financial statements based on the percentage-of-completion method present the economic substance of production-type activities more clearly than the completed-contract method, and present the relationships between sales, cost of sales and related period costs more accurately. Because of inherent uncertainties in estimating costs, estimates used may change in the near term. Such estimates are adjusted under the cumulative-catch-up method. Unless contractually agreed to otherwise, the sales contract is deemed to be substantially complete when the treatment system has been physically completed and a performance test has been passed. Historically, our sales consisted of large system sales and standard system sales. Our large systems consisted of large site regenerable treatment systems that we constructed at our customer’s site as opposed to standard systems which are fabricated at our facilities.

Contract Revenues

Our recurring contract revenues are generated from three sources. The first source of recurring contract revenues is from long-term fixed contracts under which we install our system at the customer’s site and treat the customer’s water. We retain ownership of the installed system. Under this contract we recognize monthly revenues on a straight-line basis over the life of the contract, which represents a return of the capital value of the installed system. The amount of this fixed monthly revenue is based on both the capacity of the system and the type of contaminant(s) being treated. The straight-line method best reflects the value of having the system’s capacity available to the customer at all times and is similar to the method used for calculating depreciation.

The second source of recurring revenues is from long-term contracts for the treatment of the water produced from installed treatment systems, which we also refer to as service revenues. Service revenues are recognized based on the actual volume of water treated each month. Such water-treatment revenues bear a direct relationship to the variable costs for the purchase and delivery of salt, chemicals and resin used in the system, the removal of waste and the cost to maintain and service the system. This revenue stream is generated both by systems that were purchased by our customers and by systems in which we retain ownership and recognize revenue for the monthly capital component.

The third source of contract revenues relates to providing other services for the processing of water, replacement of resins or equipment parts and other water treatment related services.

Under each of the long-term contracts, the customer is typically obligated to pay us for the treatment of its water—not for specific hours worked, supplies purchased or waste-hauls provided. Our newer long-term contracts allow us to recover increased operating costs, including costs for salt, chemicals, resin and removal of waste. Most of our contracts entered into prior to 2005 do not have such provisions.

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

•

Cost of Contract Revenues. Cost of revenues in connection with contract revenues consist of costs associated with the processing of waters, including the cost of salt and other components used in our systems, waste removal on behalf of our customers, maintenance and other service costs of our systems. Cost of revenues in connection with contract revenue that includes capital for systems Basin retains ownership under a water treatment contract includes depreciation expense using a 20-year life under the straight-line method.

During the latter half of 2006 and 2007, improvements to our management controls and accounting systems enabled us to more thoroughly analyze operating results for each service contract and determine that certain, generally older contracts were operating at net cash flow losses. These contracts have sustained increasing operating costs such as waste disposal and salt purchase costs as the direct result of higher fuel, salt and other third-party costs. However, unlike our more recent contracts, these older contracts did not allow management to renegotiate terms to recover such increased costs. Management determined that these contracts would continue to generate net operating cash flow losses through the end of the contract period. Accordingly, we recorded a reserve for future contract losses in the amount of $3.7 million in the fourth quarter of 2006. This amount represented the losses which we expect to incur during the remaining term of these contracts. Actual losses on the underlying contracts are being charged against the reserve as incurred.

During 2007, additional older legacy contracts became operational and were operated during the busy, higher volume summer months. Based on the new operating history, especially during the third quarter, it became apparent that the original reserve was not adequate. Management reviewed each contract’s financial performance and identified the future expected losses for these contracts, resulting in a $4.7 million increase to the reserve (net of third quarter charges against the reserve) for future contract losses, which was charged to cost of contract revenues during the third quarter of 2007. These reserve amounts are being reversed as actual losses are incurred on the underlying contracts. The net reserve for future contract losses included on our balance sheet, both short and long term, as of December 31, 2007 was approximately $7.3 million.

The cost of revenues for a system also varies by the contaminant(s) that the system is designed to address. We purchase components and raw materials from third party vendors which are then assembled into our treatment systems in our manufacturing facilities or assembled at our customers’ site. We are not dependent on any sole source suppliers and generally have multiple vendors for each of our components and raw materials, all of which are located within the United States.

Research and Development Expense

Research and development expense consists primarily of research material costs, payroll and payroll related costs for our research and development personnel and outside sponsored research and consulting expenses associated with the design, development and testing of new and existing technologies and systems.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of payroll and payroll related costs for our corporate management, finance, accounting, sales, marketing and administrative personnel, including commissions for our sales and marketing personnel. Also included in selling, general and administrative expense are overhead costs associated with these activities, marketing and promotion expenses, recruiting fees, public company costs, director fees, and audit and legal expenses.

Other Income

Other income included in the statements of operations consists primarily of interest income and income from affiliate, partially offset by interest and other expense.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, and income taxes. These estimates are based on historical experience, information received from third parties and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Predicting future events is inherently an imprecise activity and, as such, requires the use of assumptions. Actual results may differ from these estimates under different assumptions or conditions.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

•

Revenue Recognition. Our revenues are recognized in two different ways. For groundwater treatment systems that we sell to our customers, revenues are recognized under the percentage-of-completion method by comparing actual costs incurred to total estimated costs to complete each system. The percentage-of-completion method recognizes revenues and associated costs as work progresses on a system, based on the expected total system revenues and costs. In general, financial statements based on the percentage-of-completion method present the economic substance of production-type activities more clearly than the use of the completed-contract method, and present the relationships between sales, cost of sales and related period costs more accurately. For all other groundwater treatment systems delivered to our customers under various contractual arrangements, we recognize revenues for a periodic fee we receive over the life of the contract using the straight-line method and recognize a processing fee as our systems treat the customer’s contaminated water.

•

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization. Property consists primarily of groundwater treatment systems which we place with customers under various arrangements. For our groundwater treatment systems placed with our customers under long-term contracts, we capitalize materials, labor, overhead and interest. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. We capitalize expenditures for major renewals and betterments that extend the useful lives of property and equipment. We charge expenditures for maintenance and repairs to expense as incurred. Estimated useful lives are generally as follows: auto equipment—three to five years; furniture and fixtures—three to seven years; other equipment—three to 10 years, and groundwater treatment systems—20 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in operating performance and fluctuations in economic conditions. If our assumptions change in the future, we may be required to record impairment charges for these assets.

•

Intangible Assets and Goodwill. In conjunction with our September 2007 acquisition of MPT, we engaged an independent third party to assess the fair value of the assets acquired in this transaction. The purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values, with approximately $4.2 million allocated to intangible assets with a weighted-average useful life of approximately 11 years. Such intangible assets consist of a covenant not to compete in the amount of $0.3 million (three year useful life), trade name in the amount of $0.2 million (two year useful life), service agreements and contracts in the amount of $1.3 million (six year useful life), customer relationships in the amount of $0.6 million (15 year useful life) and patents in the amount of $1.8 million (17 year useful life). The excess of the net purchase price over the estimated fair value of assets acquired was approximately $8.7 million, which was recorded as non-tax deductible goodwill. Judgments and estimates made by us related to the expected useful lives of the intangible assets are affected by factors such as changes in operating performance, loss of existing customers or service contracts, failure to obtain final approval for patents, fluctuations in economic conditions and expected future performance. If our assumptions change in the future, we may be required to record impairment charges for these assets, including goodwill.

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

•

Stock-based Compensation: Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment. This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS No. 123(R), stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We elected to adopt the modified prospective transition method as provided under SFAS No. 123(R). This method applies to all new awards or awards modified, repurchased or cancelled on or after January 1, 2006. Accordingly, financial statement amounts for the periods prior to 2006 presented elsewhere in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

•

The adoption of SFAS No. 123(R) resulted in $0.6 million and $0.5 million of expense in 2007 and 2006, respectively, and we anticipate that the adoption of SFAS No. 123(R) will result in $0.7 million of expense in 2008 and $0.8 million of expense thereafter, based upon options outstanding as of December 31, 2007. In addition, the adoption of this standard will result in difficulties comparing our operating results for current and future periods to those of our prior periods, since prior periods through 2005 do not reflect stock-based compensation expense under SFAS No. 123(R).

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

Results of Operations

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of revenues.

	Year Ended December 31,
	2007	% of Revenue	2006	% of Revenue	2005	% of Revenue
Revenues
System sales	$13,477	72%	$13,861	81%	$10,016	82%
Contract revenues	5,307	28%	3,253	19%	2,215	18%

Total revenues	18,784	100%	17,114	100%	12,231	100%

Cost of revenues
Cost of system sales	13,790	73%	12,161	71%	4,467	36%
Cost of contract revenues	10,698	57%	7,522	44%	2,323	19%
Depreciation expense	443	2%	423	2%	340	3%

Total cost of revenues	24,931	133%	20,106	117%	7,130	58%

Gross profit (loss)	(6,147)	-33%	(2,992)	-17%	5,101	42%
Research and development expense	564	3%	634	4%	651	6%
Selling, general and administrative expense	13,685	73%	6,827	40%	3,334	27%

Income (loss) from operations	(20,396)	-109%	(10,453)	-61%	1,116	9%
Other income (expense)	5,146	27%	(714)	-4%	(553)	-4%

Income (loss) before taxes	(15,250)	-82%	(11,167)	-65%	563	5%
Income tax benefit	—		—		—

Net income (loss)	$(15,250)	-82%	$(11,167)	-65%	$563	5%

Years Ended December 31, 2007 and 2006

Revenues, Cost of Revenues and Gross Profit (Loss)

The following table summarizes the significant components of revenues, cost of revenues and gross profit (loss) for the year ended December 31, 2007 compared to the prior year.

	2007	2006	Increase (Decrease)
	(In thousands)
Revenues:
Large system sales	$2,010	$5,891	$(3,881)
Standard system sales	11,467	7,970	3,497
Contract operations	5,307	3,253	2,054

Total Revenues	18,784	17,114	1,670

Cost of Revenues:
Large system sales	4,659	7,724	(3,065)
Standard system sales	9,131	4,437	4,694
Contract operations	7,147	3,798	3,349
Reserve for future contract operations	3,551	3,724	(173)
Depreciation expense	443	423	20

Total Cost of Revenues	24,931	20,106	4,825

Gross Profit (Loss):
Large system sales	(2,649)	(1,833)	(816)
Standard system sales	2,336	3,533	(1,197)
Reserve for future contract operations	(3,551)	(3,724)	173
Contract operations	(2,283)	(968)	(1,315)

Total Gross Loss	$(6,147)	$(2,992)	$(3,155)

Revenues

Revenues increased by $1.7 million, or 10%, to $18.8 million in 2007 from $17.1 million in 2006. This increase occurred primarily as a result of (i) our acquisition of MPT in September 2007 and (ii) growth in our contract revenues, offset in part by a decrease in our revenues from system sales. Revenues recognized for sales of groundwater treatment systems decreased from $13.9 million in 2006 to $13.5 million in 2007, a decrease of $0.4 million, or 3%, primarily due to decreased groundwater treatment systems sales volume. Revenues from system sales represented 72% and 81% of our total revenues during 2007 and 2006, respectively. Contract revenues increased to $5.3 million in 2007 from $3.2 million in 2006, an increase of $2.1 million, or 66%, as the number of systems placed in service with customers increased in 2007 compared to 2006. We anticipate that our annual revenues will continue to increase in the future as we sell more systems and enter into more contracts with our customers. However, the percentage of increase from year to year will likely fluctuate as our base of revenues increases.

Cost of Revenues

Cost of revenues increased by $4.8 million, or 24% to $24.9 million in 2007 from $20.1 million in 2006. This increase was partially due to an increase in the cost of systems sold of $1.6 million, or 13%, to $13.8 million in 2007 compared to $12.2 million in 2006. This increase was primarily due to significantly higher than anticipated costs on our largest project, as well as lower than normal margins on the sale of existing systems. Operating costs for our contract revenues increased by $3.4 million, or 89%, to $7.2 million in 2007 from $3.8 million in 2006. The increase in operating costs was primarily due to higher costs of waste disposal, salt, chemicals and increased field service labor expense, as well as higher depreciation expense, all as a result of having more systems placed in service with customers in 2007 compared to 2006. During 2007 we recorded a

$3.6 million reserve for future contract losses (net of approximately $1.4 million of charges against the reserve for actual contract losses during 2007) as a result of management’s evaluations of certain loss contracts, compared to a $3.7 million reserve for future contract losses recorded in 2006 (see “Management’s Discussion and Analysis of Financial Condition—Financial Operations Review” for a further discussion of this reserve). We expect that our cost of revenues will increase in absolute dollars in future periods due to both an increase in the number of systems sold and higher costs of salt, waste disposal and increased field service labor expense, as well as higher depreciation expense, as a result of having more systems placed in service in future periods.

Gross Loss

Our gross loss increased to $6.1 million in 2007 from $3.0 million in 2006. Our gross profit percentage in 2007 was negative 33% compared to negative 17% in 2006. This increase in gross loss was primarily the result of (i) an increase of $1.3 million in our negative margins from contract operations, (ii) a decrease of $1.2 million in our gross margins on standard system sales and (iii) an increase in our negative gross margin on large system sales of $0.8 million.

As noted above, in both 2006 and 2007 we recorded a reserve for future contract losses (net of $1.4 million of charges against the reserve for actual contract losses during 2007) of $3.7 million and $3.6 million, respectively, which severely impacted our operating profit. In addition to this reserve, the gross loss on our contract operations was $2.3 million prior to applying any charges against the contract loss reserve; this compared to $1.0 million gross loss in the prior year. The increased gross loss was due primarily to the certain legacy contracts booked in prior periods that became operational in 2007 that included, among other things, poor pricing and inadequate contract terms.

Research and Development Expense

Research and development expense was approximately $0.6 million in both 2007 and 2006. We incurred research and development costs for outside consultant expense, research material costs and personnel costs. We expect our research and development expense to increase in absolute dollars in subsequent periods as we develop additional groundwater treatment systems and expand our research and development personnel, but to decrease as a percentage of revenues as our revenues grow. We anticipate that our research and development expense will fluctuate significantly from period to period based upon the timing of our internal and sponsored research projects.

Selling, General and Administrative Expense

The following table summarizes the significant changes in selling, general and administrative expense for the year ended December 31, 2007 compared to the prior year.

	2007	2006	Increase (Decrease)
	(In thousands)
Compensation and benefits	$5,126	$2,535	$2,591
Stock-based compensation expense	831	744	87
Bad debt expense	634	500	134
Amortization—intangibles	437	257	180
Outside selling, marketing & promotion	1,062	666	396
Insurance	329	263	66
Directors fees and public company costs	614	174	440
Sarbanes Oxley 404 expense	442	—	442
Travel & entertainment	605	400	205
Restricted stock expense	875	93	782
Professional fees	1,786	513	1,273
Other SG&A expense	944	682	262

Total SG&A Expense	$13,685	$6,827	$6,858

Selling, general and administrative expense increased by $6.9 million, or 101%, to $13.7 million in 2007 from $6.8 million in 2006. The increase was primarily due to an increase in compensation expense and related employee benefits of $2.6 million due to additional executive and management personnel and related costs to support our overall growth (including approximately $0.8 million added expense as a result of the September 2007 acquisition of MPT), an increase in professional fees of $1.3 million, primarily due to higher legal fees incurred in connection with various litigation; an increase in restricted stock expense of $0.5 million, primarily for restricted stock granted in October 2006; approximately $0.5 million of expense incurred in connection with the development and implementation of internal controls over financial reporting to comply with Section 404 of the Sarbanes Oxley Act of 2002; an increase of $0.4 million in directors fees and public company costs (as 2007 was our first full year as a public company); and an increase of $0.4 million in outside selling, marketing and promotion. We expect our selling expense to continue to increase in future periods as we expand our sales and marketing force. We also anticipate that our general and administrative expense will continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth.

Other Income (Expense)

The following table summarizes the significant changes in other expense for the year ended December 31, 2007 compared to the prior year.

	2007	2006	Expense (Increase) Decrease
	(In thousands)
Interest income	$2,736	$2,061	$675
Interest expense—notes & loans	40	(681)	721
Amortization—fair value of warrants	—	(138)	138
Amortization—loan acquisition costs	(38)	(89)	51
Write off—fair value of warrants	—	(1,524)	1,524
Write off—loan acquisition costs	—	(357)	357
Capitalized interest & other	—	14	(14)
Other expense—affiliate	(92)	—	(92)
Other income—affiliate	2,500	—	2,500

Total Other Income (Expense)	$5,146	$(714)	$5,860

We recorded other income of $5.1 million in 2007 compared to other expense of $0.7 million in 2006. The overall increase in other income is primarily due to (i) a gain on sale to an affiliate of $2.5 million recorded in the fourth quarter of 2007 as the result of the assignment to Empire of our contract to purchase certain water assets (see Note 15 to our consolidated financial statements) and (ii) an increase in interest income of $0.6 million, or 29%, to $2.7 million in 2007 from $2.1 million in 2006.

In addition, during 2006, the write off of approximately $1.5 million in unamortized fair value of warrants and the write off of approximately $0.4 million in unamortized loan costs in connection with the repayment of amounts outstanding under our loan, and our Notes, respectively, both of which are more fully discussed below under “Liquidity and Capital Resources,” resulted in higher interest expense. We expect that we would have net interest income for 2008 due to our large cash balance.

In addition, Empire plans to sell up to an additional 8,000,000 shares of its common stock at a price of $2.00 per share in a private placement during the first half of 2008. If Empire is successful in raising additional capital of at least $10.0 million on or before June 30, 2008, then we will receive an additional 6,000,000 shares of Empire common stock. We anticipate that, if we receive such additional consideration and Empire sells 8,000,000 shares in its private placement, then we will have an ownership interest of approximately 37% in Empire.

Years Ended December 31, 2006 and 2005

Revenues, Cost of Revenues and Gross Profit (Loss)

The following table summarizes the significant components of revenues, cost of revenues and gross profit (loss) for the year ended December 31, 2006 compared to the prior year.

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

Selling, general and administrative expense increased by $3.5 million, or 106%, from $3.3 million in 2005 to $6.8 million in 2006. The increase was primarily due to stock-based compensation of $0.7 million recorded in 2006 in accordance with the provisions of SFAS No. 123(R); bad debt expense in the amount of $0.5 million primarily due to a default under one contract; and an increase in compensation expense and related employee benefits of $1.1 million due to increased personnel and related costs to support our overall growth. In addition, we incurred approximately $0.4 million in higher liability insurance costs and certain professional fees directly related to our becoming a publicly traded company in 2006. We expect our selling expense to continue to increase in future periods as we expand our sales and marketing force. We also expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth.

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

Liquidity and Capital Resources

From our inception until our initial public offering in May 2006, we financed our growth and operations primarily with proceeds from the issuance of preferred stock and common stock, as well as the incurrence of indebtedness under the BWCA loan, our subordinated notes payable to The Co-Investment 2000 Fund, LP, Cross Atlantic Technology Fund II, LP and Catalyst Basin Water, LLC (the “XACP Notes”), and our $2.0 million subordinated note to Aqua America, Inc. (the “Aqua Note”).

In connection with our initial public offering in May 2006, we received net cash proceeds of approximately $75.2 million, of which $11.0 million was used to repay the $4.0 million BWCA loan, $5.0 million in XACP Notes and the $2.0 million Aqua Note.

Our long-term future capital requirements will depend on many factors, including our level of revenues, the expansion of our sales and marketing activities, the success of our strategic relationships in the marketing of our treatment systems, our ability to place our systems under long-term contracts and provide service under our long-term contracts, our need to make capital expenditures to increase our resin regeneration capacity including through building new or expanding existing facilities and the continuing market acceptance of our systems and services.

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

We expect that our current cash and cash equivalents will be sufficient to fund our anticipated future growth and operations for at least the next 12 months. We anticipate that we may need additional capital to finance our growth and operations after such 12-month period or to accelerate our expected growth during such 12-month period. In such an event, we anticipate that we would be able to raise additional capital through a combination of bank credit facilities, issuance of long-term debt and private or public equity offerings. If we were unable to obtain additional capital through one or more of these sources, our investment in groundwater treatment systems and our revenue growth would be delayed, or we would focus our sales and marketing on the sales of systems as opposed to placing such systems under long-term contracts. We also expect to use third-party financing with respect to systems placed through long-term contracts, resulting in the sale of the systems.

We also expect to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our technical capabilities, complement our current products and services or expand the breadth of our customer base. These activities would require additional capital resources.

At December 31, 2007, we had $35.5 million in cash and cash equivalents. We have invested substantially all of our available cash funds in money market funds placed with reputable institutions for which credit loss is not anticipated.

The following table summarizes our primary sources of cash in the periods presented:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net cash provided by (used in):
Operating activities	$(13,256)	$(12,361)	$(6,409)
Investing activities	(11,592)	(3,941)	(1,695)
Financing activities	5,737	68,145	9,124

Net increase (decrease) in cash and cash equivalents	$(19,111)	$51,843	$1,020

Operating Activities

Net cash used by operating activities was $13.3 million during 2007 compared to net cash used in operating activities of $12.4 million during 2006. This increase in net cash used by operating activities was due primarily to (i) an increase in our net loss of $4.1 million to $15.3 million in 2007 from $11.2 million in 2006, (ii) an increase in gain on sale to affiliate of $2.5 million, (iii) the issuance of $3.3 million in notes receivable in 2007 and (iv) a $3.5 million decrease in accrued expenses compared to the prior year (excluding accrued expenses arising from our acquisition of MPT in September 2007). The foregoing increases in net cash used by operating activities were offset in part by (i) an increase of $3.4 million in net book value of systems sold, (ii) a $2.7 million decrease in accounts receivable arising from more timely collection of accounts receivable from our customers, (iii) a $2.2 million increase in accounts payable as a result of increased operating activity and increases in construction in process and (iv) a $3.2 million decrease in other assets and liabilities during 2007.

Net cash used by operating activities was $12.4 million during 2006 compared to net cash used in operating activities of $6.4 million during 2005. In addition to our net loss of $11.2 million, the increase in net cash used by operating activities was due primarily to a $2.1 million decrease in accounts payable reflecting expedited settlements of obligations to our vendors when compared to the prior year. In addition, as noted above, our prepaid expenses increased due to much higher insurance premiums incurred for our corporate liability coverage, most notably directors’ and officers’ liability insurance. Accounts receivable balances were higher in 2006 when compared to 2005, resulting in approximately $4.5 million use of cash for operating activities. The increase in accounts receivable was offset by the $3.7 million contract loss reserve recorded in 2006.

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

Investing Activities

Net cash used in investing activities was $11.6 million in 2007 compared to $3.9 million in 2006. The increase in cash used in investing activities was due primarily to $6.2 million in cash paid as partial consideration for the acquisition of MPT, net of cash acquired. In addition, we experienced a $1.4 million increase in capital expenditures in 2007 compared to 2006. This increase in capital expenditures was the result of more systems placed with customers under long-term contracts during 2006 than during 2005 since more customers chose to purchase systems from us rather than pay us under long-term contracts.

Net cash used in investing activities was $3.9 million in 2006 compared to $1.7 million in 2005. This increase was due primarily to a $2.0 million increase in capital expenditures in 2006 compared to 2005. This increase in capital expenditures was the result of more systems placed with customers under long-term contracts during 2006 than during 2005, since more customers chose to pay us under long-term contracts rather than purchase systems from us.

Financing Activities

Net cash provided by financing activities was $5.7 million in 2007 compared to $68.1 million in 2006. This decrease was due primarily to $75.2 million in net proceeds from sales of common stock (attributable to our initial public offering) and $2.0 million in net proceeds received from notes payable receipt. These decreases in net cash provided by financing activities were offset in part by $8.1 million in net proceeds from exercise of common stock warrants and a decrease of $6.8 million in repayments of notes payable and capital lease obligations during 2007 compared to the prior year.

Net cash provided by financing activities was $68.1 million in 2006 compared to $9.1 million in 2005. The increase was due primarily to an increase of $71.6 million in net proceeds from sales of common stock (attributable to our initial public offering in May 2006), offset in part by a $3.2 million decrease in net proceeds from notes payable and an $8.9 million increase in principal payments on notes payable and capital leases.

Capital Expenditures

Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Capital expenditures totaled $5.3 million, $3.9 million and $1.9 million during the years ended December 31, 2007, 2006 and 2005, respectively. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

We anticipate that our capital expenditures will continue to increase in future years. We anticipate the use of cash of approximately $5.0 million to $7.0 million for capital expenditures during 2008 for increases in our resin regeneration capacity, development of certain pilot plants for treatment technologies and improving or expanding our existing facilities. In addition, capital expenditures could increase further relative to any increases in the number of treatment systems delivered to customers under long-term contract arrangements, though it is our intent to sell these arrangements to a third party financing company, thus reducing the use of cash for that customer system.

Outstanding Indebtedness

At December 31, 2007, we had no outstanding indebtedness.

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

On August 13, 2007, we entered into an Omnibus Amendment to Business Loan Agreement and Warrants dated October 3, 2003, April 30, 2004 and February 10, 2006 (Omnibus Amendment) with BWCA I, LLC. Pursuant to the terms of the Omnibus Amendment, the prepayment penalty associated with the May 2006 repayment of the loans previously outstanding and owed to BWCA I, LLC was reduced from 5.0% to 2.5%, and each of the warrants previously issued to BWCA I, LLC was amended to allow the holder thereof to effect a “net” or “cashless” exercise of the warrant.

The number of shares of common stock that will be issued to BWCA I, LLC upon cashless exercise will be reduced from the 767,450 shares originally issuable under the warrants. These warrants have an aggregate exercise price of $3.3 million, which the warrant holder would normally pay in cash to us. Instead, upon exercise the warrant holder will receive a reduced number of shares of our common stock, effectively foregoing shares equal to $3.3 million in market value at the time of exercise.

Subsequent to the Omnibus Agreement, during the last two quarters of 2007, holders of 56,066 warrants exercised such warrants through cashless exercises, and received 38,995 shares of our common stock.

In connection with the XACP Notes (which were repaid in full in May 2006), we issued to the purchasers warrants to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $5.50 per share and warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $7.00 per share. These warrants are immediately exercisable and expire on the earliest of November 11, 2008 and immediately prior to a change in control of our company. During the third and fourth quarters of 2007, the holders of the XACP warrants exercised 725,000 warrants at an exercise price of $5.50 per share and 225,000 warrants at an exercise price of $7.00 per share, resulting in the issuance of 950,000 shares of our common stock and net proceeds to us of approximately $5.6 million.

In connection with our nationwide strategic relationship with Aqua America and issuance of the Aqua Note (which was repaid in full in May 2007), we granted to Aqua America a warrant to purchase 300,000 shares of our common stock at an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of our common stock at an exercise price of $7.00 per share. During the fourth quarter of 2007, the holders of the Aqua warrants exercised all of their warrants, resulting in the issuance of 400,000 shares of our common stock and net proceeds to us of $2.5 million.

In addition, in connection with the consent granted by BWCA I, LLC with respect to our issuance of the Aqua Note, we granted to BWCA I, LLC a warrant to purchase 50,000 shares of our common stock at an exercise price of $8.00 per share.

Pursuant to our December 2005 binding commitment letter with Shaw, Shaw committed to purchase a total of $5.0 million of our groundwater treatment systems prior to December 31, 2006. We granted to Shaw a warrant to purchase 300,000 shares of our common stock at an exercise price of $7.00 per share in connection with its purchase of our groundwater treatment systems. One-fifth of the shares subject to this warrant vest upon each $1.0 million of our groundwater treatment systems paid for by Shaw. As of December 31, 2007, no shares had vested under the Shaw warrant. The warrant may be exercised for five years after the date of grant. In 2005, we recognized revenues of approximately $1.6 million from Shaw’s purchase of our systems, which was offset by approximately $0.2 million attributable to the warrant that we granted to Shaw pursuant to the transaction. During 2006, we recognized revenues in the amount of $2.9 of the remaining $3.4 million pursuant to this commitment which was offset by approximately $0.3 million attributable to the warrants we granted to Shaw.

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

Off Balance Sheet Arrangements

Through December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2007:

Payments Due by Period	Less than 1 Year 2008	1 to 3 Years (2009-2010)	3 to 5 Years (2011-2012)	More than 5 Years (After 2012)	Total
	(In thousands)
Principal payments—notes payable	$—	$—	$—	$—	$—
Interest payments—fixed rate notes payable	—	—	—	—	—
Capital lease obligations	11	15	—	—	26
Operating lease obligations	645	1,474	929	34	3,082
Capital commitments (1)	2,172	—	—	—	2,172
Purchase commitments (2)	—	—	—	—	—

Totals	$2,828	$1,489	$929	$34	$5,280

(1) —	Represents estimated costs to complete groundwater treatment systems under current contracts with customers
(2) —	There are no minimum purchase arrangements with vendors

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

During 2007, additional older legacy contracts became operational and were operated during the busy, higher volume summer months. Based on the new operating history, especially during the third quarter, it became apparent that the original reserve was not adequate. Management reviewed each contract’s financial performance and identified the future expected losses for these contracts, resulting in a $4.7 million increase to the reserve for future contract losses, which was charged to cost of contract revenues during the third quarter of 2007. The net reserve for future contract losses included on our balance sheet, both short and long term, as of December 31, 2007 was approximately $7.3 million.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 became effective for the Company on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48, if any, must be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity for the fiscal year of adoption. The adoption of FIN 48 had no material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. Adoption of SFAS 157 is required for our fiscal year beginning January 1, 2008, and will be applied prospectively under most circumstances. We do not expect adoption of SFAS No. 157 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other specified items at fair value. This statement is effective for our fiscal year beginning January 1, 2008 and will be applied prospectively. We do not expect adoption of SFAS No. 159 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141R(R)). This statement replaces SFAS No. 141in its entirety and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combination, including business combinations achieved in states (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008, and may not be applied before that date. We are currently evaluating the impact SFAS 141(R) could have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for the fiscal year beginning January 1, 2009 and will be applied prospectively. We do not expect adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2007, we had no outstanding indebtedness. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole because we do not currently have any significant foreign customers nor do we enter into contracts with foreign entities except contracts denominated in United States currency, we do not consider it necessary to hedge against currency risk.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the years ended December 31, 2007 and 2006, we identified a material weakness in our internal control over financial reporting. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007.

(b) Management’s Evaluation of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of (US GAAP) records that, in reasonable detail, accurately and fairly reflect our transactions and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2007 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which is included in Item 8 of this Report.

The ineffectiveness of internal controls as of December 31, 2007 stemmed in large part from several significant changes within the Company. The organization structure was changing as we hired additional management, and we were establishing the new accounting information system. This placed additional stress on the organization and our internal controls as these new structures were being instituted within the company. Additionally, the acquisition of MPT in the third quarter of 2007 caused additional changes to our organization structure and accounting systems. While we believe the new organization and the accounting information system will strengthen our internal control functions into the future, during the transition, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2007 are fairly stated, in all material respects, in accordance with US GAAP.

We may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We plan to refine our internal control over financial reporting to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act (SOX 404) to have effective internal controls by December 31, 2008. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management and by our internal auditors, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures.

(c) Plan for Remediation of Material Weaknesses

We have implemented a number of changes designed to improve our internal control over financial reporting such as:

•	We retained an experienced consultant to assist us in our SOX 404 preparedness project;

•	We have developed and are implementing our accounting policies and procedures with enhanced controls surrounding expenditures, proper cutoffs and payroll processing and procedures;

•	We have completed our corporate governance documents including our Code of Business Conduct and Ethics, electronic communication and retention policies;

•	We have completed implementation of a new financial software system to enhance our financial reporting process; and

•	We have established an internal audit function, either through use of a consultant or by hiring our own personnel; and

•

We have implemented a system of disclosure controls and procedures that is designed to ensure that information required in our future Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

During 2008, we intend to take the following remediation efforts:

•	increase our accounting and finance resources to meet the demands of the company;

•	reinforce policies and procedures with the employees of the company;

•	monitor and reinforce the stabilization of the organization;

•	implement new policies and procedures specific to known control deficiencies surrounding cutoff, reporting and processing procedures; and

•	seek to have effective internal control over financial reporting by December 31, 2008.

We believe these remediation efforts will contribute towards an effective internal control environment for financial reporting.

(d) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to the officers and directors of the Company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders (Proxy Statement) and is incorporated herein by reference.

Executive Officers

Michael M. Stark has served as our President and Chief Executive Officer since February 2008, and as our President and Chief Operating Officer from October 2006 to February 2008. Mr. Stark served from 1997 to 2005 as President of Veolia Water North America, previously known as USFilter, a water services company. From 2005 to 2006, Mr. Stark has been an independent consultant to companies in the water industry. From 1992 to 1997, Mr. Stark served as President and Chief Executive Officer of Mobley Environmental Services, a company specializing in non-hazardous hydrocarbon recycling. Prior to that time, Mr. Stark has held executive positions at a variety of companies, and has been in the water, environmental and specialty chemical industry since 1965. Mr. Stark holds a B.S. in Biology from Marietta College.

Thomas C. Tekulve has served as our Chief Financial Officer, Treasurer and Chief Administrative Officer since October 2004. Mr. Tekulve also served as our Secretary from February 2006 until August 2007. From January 1999 to September 2004, Mr. Tekulve served as Vice President of Finance and Treasurer of Southwest Water Company, a company engaged in the business of water production and distribution, wastewater collection and treatment, public works services and utility submetering. From 1995 to 1998, he served as Chief Financial Officer of SafeGuard Health Enterprises, a provider of dental and vision care benefit programs. From 1984 to 1994, Mr. Tekulve served in a variety of executive positions at Beckman Coulter, Inc., including as Director of International Finance. Mr. Tekulve is a certified public accountant and holds an MBA from Portland State University and a B.S. in accounting from California State University, Northridge.

Scott B. Hamilton has served as the Company’s General Counsel since July 2007 and as the Company’s Secretary since August 2007. From 2005 to 2007, Mr. Hamilton served as Associate General Counsel of Veolia Water North America Operating Services, LLC, previously known as USFilter Operating Services, Inc., a water services company, and from 1999 to 2004, served as Senior Counsel of the same company. From 1998 to 1999, Mr. Hamilton served as the Vice President, General Counsel and Assistant Secretary of US Filter Operating Services, Inc., and Regional Counsel of United States Filter Corporation, before its acquisition by Veolia Water North America. From 1992 to 1998, Mr. Hamilton served in the enforcement division of the Securities and Exchange Commission, and prior to that was involved in the private practice of law for several years. Mr. Hamilton holds a B.A. in Comparative Area Studies and History from Duke University and a J.D. from the University of Illinois College of Law.

Richard A. Reese joined Basin Water in September of 2007 as the Marketing Vice President, and was named an Executive Officer in January of 2008. From 1997 to 2008, Mr. Reese served in management roles within Siemens Water Technologies, Inc., previously known as United States Filter Corporation (USFilter). These roles include Vice President, General Manager of Aftermarket within the Services & Products segment (2003 – 2007), Senior Vice President, Marketing within the Services Group of USFilter/Veolia Water (2002 – 2003), Vice President, Customer Service & Satisfaction (2000 – 2002) for USFilter, and Vice President, General Manager of the Recovery Services Southwest business unit of USFilter (1997 – 2000). Prior to joining USFilter, Mr. Reese served in Regional Vice President and Business Development roles with Mobley Environmental Services, Inc., as an Operations manager for Browning Ferris Waste Management Systems Inc., and as an engineer for R.J. Brown and Associates of America and J.P. Kenny Offshore Engineering. Mr. Reese holds a B.S. in Ocean Engineering from Texas A&M University and an MBA from the University of Texas.

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

Information relating to executive compensation and director compensation and other information required under this Item 11 is set forth in our Proxy Statement and is incorporated herein by reference, except for the information set forth under the caption “Compensation Committee Report” which specifically is not incorporated herein by reference.

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

1. The following consolidated financial statements of Basin Water, Inc. and subsidiaries and Reports of Singer Lewak Greenbaum & Goldstein LLP, independent registered public accounting firm, are included in this report:

•	Reports of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm

•	Consolidated balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

2. List of financial statement schedules-Schedule II—Valuation and Qualifying Accounts.

3. List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

(B) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number		Exhibit Description
2.1	(1)	Agreement and Plan of Merger, dated August 31, 2007, by and among the Registrant, Basin Water, Inc., BW Acquisition Merger Sub, Inc., Basin Water-MPT, Inc., Mobile Process Technology, Co. and the stockholders of Mobile Process Technology, Co.

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(2)	Amended and Restated Bylaws of the Registrant

4.1	(2)	Form of the Registrant’s Common Stock Certificate

4.2	(2)	Registration Rights Agreement, dated June 28, 2005, among the Registrant and holders of Preferred Stock

4.3	(2)	Form of Common Stock Warrant

4.4	(2)	Form of Preferred Stock Warrant

4.5	(2)	Form of Note issued to BWCA I, LLC

4.6	(2)	Form of Warrant issued to BWCA I, LLC

4.7	(2)	Form of Senior Subordinated Note issued to The Co-Investment 2000 Fund, L.P. and other purchasers

4.8	(2)	Form of Warrant issued to The Co-Investment 2000 Fund, L.P. and other purchasers

4.9	(2)	Registration Rights Agreement, dated October 14, 2005, among The Co-Investment 2000 Fund, L.P. and other purchasers

Exhibit Number		Exhibit Description
4.10	(2)	Senior Subordinated Note issued to Aqua America, Inc. dated February 10, 2006

4.11	(2)	Form of Warrant issued to Aqua America, Inc.

4.12	(2)	Registration Rights Agreement, dated February 10, 2006, between the Registrant and Aqua America, Inc.

9.1	(2)	Amended and Restated Voting Trust Agreement, dated September 20, 2005

10.1		Form of Amended and Restated Indemnification Agreement for Directors and Executive Officers (filed herewith)

10.2	#(2)	2001 Stock Option Plan, as amended and restated and form of option agreement thereunder

10.3	#(3)	Amended and Restated Director Compensation Policy, dated March 27, 2007

10.4	#(2)	2006 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder

10.5	#(2)	2006 Employee Stock Purchase Plan

10.6	#(2)	Employment Agreement between the Registrant and Peter L. Jensen dated October 1, 2005

10.7	#(2)	Form of Employment Agreement between Registrant and Peter L. Jensen

10.8	#(2)	Employment Agreement between the Registrant and Thomas C. Tekulve dated August 27, 2004, First Amendment to Employment Agreement dated January 31, 2005 and Second Amendment to Employment Agreement dated June 27, 2005

10.9	#(2)	Form of Employment Agreement between Registrant and Thomas C. Tekulve

10.10	(2)	Standard Industrial/Commercial Single-Tenant Lease, dated June 7, 2002 between the Registrant and White Oak, LLC for the property located at 8731 Prestige Court, Rancho Cucamonga, California 91730

10.11	(2)	First Amendment to Standard Industrial Commercial Single Tenant Lease—Gross, dated August 4, 2004, between the Registrant and White Oak, LLC

10.12	(2)	Business Loan Agreement, dated July 1, 2003, between BWCA I, LLC and the Registrant

10.13	(2)	Commercial Security Agreement, dated July 1, 2003, between BWCA I, LLC and the Registrant

10.14	(2)	Subordinated Note with Warrants Purchase Agreement, dated October 14, 2005, among the Registrant, The Co-Investment 2000 Fund, L.P. and the other purchasers party thereto

10.15	(2)	Security Agreement, dated October 14, 2005, among the Registrant, The Co-Investment 2000 Fund, L.P. and the other purchasers party thereto

10.16	(2)†	National Arsenic Sales Agreement, dated December 9, 2005, between the Registrant and Shaw Environmental, Inc.

10.17	(2)†	Sales Commitment Letter, dated December 23, 2005, between the Registrant and Shaw Environmental, Inc.

10.18	(2)	Subordinated Note with Warrants Purchase Agreement, dated February 10, 2006, between the Registrant and Aqua America, Inc.

10.19	(2)	Security Agreement, dated February 10, 2006, between the Registrant and Aqua America, Inc.

10.20	(2)	Second Amendment to Standard Air Industrial Commercial Single-Tenant Lease-Gross, dated February 15, 2006, between the Registrant and White Oak, LLC

Exhibit Number		Exhibit Description
10.21	#(4)	Employment Agreement, dated October 27, 2006, between Michael Stark and Registrant

10.22	#(5)	Amendment No. 1 to 2006 Equity Incentive Award Plan dated May 10, 2007

10.23	#(6)	Employment Agreement, dated June 29, 2007, between Scott Hamilton and Registrant

10.24	(7)	Omnibus Amendment to Business Loan Agreement and Warrants dated October 3, 2003, April 30, 2004, October 26, 2004 and February 10, 2006 between Registrant and BWCA I, LLC

10.25	(8)	Escrow Agreement, dated September 14, 2007, among Registrant, Mobile Process Technology, Co., the Stockholders’ Representative and Computershare Trust Company, N.A.

10.26	(8)	Lease Agreement, dated September 14, 2007, by and between Basin Water-MPT, Inc. and Craft Real Property, LLC

10.27	(8)	Form of Non-Compete and Non-Solicitation Agreement, dated September 14, 2007, by and between Registrant and the other parties thereto

10.28	†	Alliance Agreement, dated November 14, 2007, between Rohm and Haas Chemicals LLC and Registrant (filed herewith)

10.29	(9)	Assignment and Amendment Agreement, dated December 21, 2007, among Empire Water Corporation, Basin Water Resources, Inc. and Indian Hills Water Conservation Corporation, West Riverside Canal Company, West Riverside 350 Inch Company, Henry Cox and John L. West

10.30	(9)	Stock Purchase Agreement between Empire Water Corporation and Basin Water Resources, Inc., dated as of December 21, 2007

10.31	#(10)	Employment Transition and Consulting Agreement, dated February 19, 2008, between Peter L. Jensen and Registrant

23.1		Consent of Singer Lewak Greenbaum & Goldstein LLP, independent registered public accounting firm (filed herewith)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on September 6, 2007.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 13, 2006, as amended.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 2, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 16, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2007.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 17, 2007.
(9)	Incorporated by reference to the Schedule 13D/A filed by the Registrant with respect to Empire Water Corporation on January 10, 2008.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 25, 2008.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.
*	These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not being incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated.

Basin Water, Inc. (Registrant)

BY:	/s/ MICHAEL M. STARK	BY:	/s/ THOMAS C. TEKULVE
	Michael M. Stark Chief Executive Officer (Principal Executive Officer)		Thomas C. Tekulve Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

BY:	/s/ SCOTT A. KATZMANN
Scott A. Katzmann
Chairman of the Board of Directors

BY:	/s/ RUSSELL C. BALL III
Russell C. Ball III
Director

BY:	/s/ ROGER S. FAUBEL
Roger S. Faubel
Director

BY:	/s/ VICTOR J. FRYLING
Victor J. Fryling
Director

BY:	/s/ STEPHEN A. SHARPE
Stephen A. Sharpe
Director

BY:	/s/ KEITH R. SOLAR
Keith R. Solar
Director

Date: March 17, 2008

BASIN WATER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Basin Water, Inc.

Rancho Cucamonga, California

We have audited the consolidated balance sheets of Basin Water, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of Basin Water, Inc. listed in Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of Basin Water, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basin Water, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Basin Water Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 17, 2008 expressed an opinion that Basin Water Inc. had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Irvine, California

March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Basin Water, Inc.

Rancho Cucamonga, California

We have audited the internal control over financial reporting of Basin Water, Inc. and subsidiaries (the Company) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Evaluation of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

During the Company’s assessment of internal control over financial reporting, there were numerous significant control deficiencies. If assessed on an individual basis, none of these deficiencies was determined to be a material weakness. However, taken in the aggregate, they constitute a material weakness.

Financial Statement Close Process

•	Timely reconciliation of certain non-routine transactions and the related financial statement disclosures were not performed.

Purchasing Process

•	Certain expenditures were not properly authorized based on the Company’s delegation of authority policy

Treasury Process

•	Certain bank account reconciliations were not reviewed and approved on a timely basis

Payroll Process

•	Timely review of certain payroll changes was not performed

•	Timely review by management of certain time cards was not performed

Information Technology Controls

Information Technology Controls are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the proper operation of information systems. As of December 31, 2007, the Company had ineffective information technology controls relating to:

•	Periodic user access review

•	Configuration of active directory password parameters not in compliance with the Company’s Information Security Policy

•	Lack of a formal process to add new users and modify or terminate existing users

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 17, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Irvine, California

March 17, 2008

BASIN WATER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$35,456	$54,567
Accounts receivable, net of $72 and $67 allowance for doubtful accounts	3,167	2,416
Unbilled receivables, net of $524 and $433 allowance for doubtful accounts	11,443	9,123
Inventory	1,055	714
Current portion of notes receivable	338	—
Prepaid expenses and other	1,233	634

Total current assets	52,692	67,454

Property and equipment
Property and equipment	15,945	13,621
Less: accumulated depreciation	1,645	1,394

Property and equipment, net	14,300	12,227

Other assets
Goodwill	8,682	—
Unbilled receivables, net of current portion	7,664	7,466
Notes receivable, net of current portion	3,015	—
Intangible assets, net	3,416	1,641
Patent costs, net	2,274	383
Investment in affiliate	4,502	—
Other assets	1,667	881

Total other assets	31,220	10,371

Total assets	$98,212	$90,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,553	$1,562
Current portion of notes payable	—	2,007
Current portion of capital lease obligations	11	17
Current portion of deferred revenue and advances	266	292
Current portion of contract loss reserve	1,964	1,321
Accrued expenses and other	3,140	2,291

Total current liabilities	8,934	7,490

Notes payable, net of current portion	—	10
Capital lease obligations, net of current portion	15	24
Deferred revenue, net of current portion	296	387
Deferred revenue—affiliate	1,920	—
Contract loss reserve, net of current portion	5,311	2,404
Deferred income tax liability	2,268	—
Other long-term liabilities	179	—

Total liabilities	18,923	10,315

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized, 21,948,704 and 19,887,672 shares issued and outstanding	22	20
Additional paid-in capital	110,354	95,002
Treasury stock	(552)	—
Accumulated deficiency	(30,535)	(15,285)

Total stockholders’ equity	79,289	79,737

Total liabilities and stockholders’ equity	$98,212	$90,052

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues
System sales	$13,477	$13,861	$10,016
Contract revenues	5,307	3,253	2,215

Total revenues	18,784	17,114	12,231

Cost of revenues
Cost of system sales	13,790	12,161	4,467
Cost of contract revenues	10,698	7,522	2,323
Depreciation expense	443	423	340

Total cost of revenues	24,931	20,106	7,130

Gross profit (loss)	(6,147)	(2,992)	5,101

Research and development expense	564	634	651
Selling, general and administrative expense	13,685	6,827	3,334

Income (loss) from operations	(20,396)	(10,453)	1,116

Other income (expense)
Interest expense	(98)	(2,781)	(621)
Interest income	2,736	2,061	52
Gain on sale to affiliate	2,500	—	—
Other income	8	6	16

Total other income (expense)	5,146	(714)	(553)

Income (loss) before taxes	(15,250)	(11,167)	563
Income tax benefit	—	—	—

Net income (loss)	$(15,250)	$(11,167)	$563

Net income (loss) per share:
Basic	$(0.76)	$(0.70)	$0.06
Diluted	$(0.76)	$(0.70)	$0.04
Weighted average common shares outstanding:
Basic	20,185	16,048	9,924
Diluted	20,185	16,048	12,849

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficiency	Totals
	Shares	Amount
Balance—January 1, 2005	9,586	$2,391	$—	$—	$(4,681)	$(2,290)
Issuance of common stock	717	3,584	—	—	—	3,584
Fair value of options and warrants issued	—	1,952	—	—	—	1,952
Net income	—	—	—	—	563	563

Balance—December 31, 2005	10,303	7,927	—	—	(4,118)	3,809
Issuance of common stock for services	213	—	—	—	—	—
Reincorporation at time of initial public offering		(7,917)	7,917	—	—	—
Net proceeds from sales of common stock in the initial public offering	6,900	7	75,171	—	—	75,178
Conversion of preferred stock to common	2,362	3	8,776	—	—	8,779
Stock options exercised	110	—	163	—	—	163
Stock-based compensation expense	—	—	539	—	—	539
Fair value of options issued	—	—	495	—	—	495
Fair value of warrants issued	—	—	1,941	—	—	1,941
Net loss	—	—	—	—	(11,167)	(11,167)

Balance—December 31, 2006	19,888	20	95,002	—	(15,285)	79,737
Stock options exercised	225	—	527	—	—	527
Warrants exercised	1,389	2	8,058	—	—	8,060
Stock-based compensation expense	—	—	1,501	—	—	1,501
Deferred stock compensation	70	—	—	—	—	—
Fair value of stock issued for acquisition	462	—	5,266	—	—	5,266
Repurchase of common stock	(85)	—		(552)		(552)
Net loss	—	—	—	—	(15,250)	(15,250)

Balance—December 31, 2007	21,949	$22	$110,354	$(552)	$(30,535)	$79,289

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(15,250)	$(11,167)	$563
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	995	1,024	506
Stock-based compensation expense	1,706	744	31
Gain on sale to affiliate	(2,500)	—	—
Issuance of warrants for services	—	34	417
Write off of loan acquisition costs	—	401	—
Changes in operating assets and liabilities:
Accounts receivable including unbilled	(1,817)	(4,489)	(6,279)
Inventory	103	(367)	(268)
Prepaid expenses and other	(542)	(445)	(80)
Accounts payable	1,600	(588)	1,468
Deferred revenues	(117)	(501)	(354)
Accrued expenses and other	(1,515)	2,018	397
Contract loss reserve	3,550	3,725	—
Net book value of systems sold	4,091	636	—
Issuance of notes receivable	(3,353)	—	—
Other assets and other liabilities	(207)	(3,386)	(2,810)

Net cash used in operating activities	(13,256)	(12,361)	(6,409)

Cash flows from investing activities
Purchase of property, plant and equipment	(5,347)	(3,942)	(1,913)
Acquisition of business, net of cash acquired	(6,214)	—	—
Collection of notes receivable	—	100	325
Patent costs	(31)	(99)	(107)

Net cash used in investing activities	(11,592)	(3,941)	(1,695)

Cash flows from financing activities
Issuance of common stock	—	75,178	3,584
Repurchase of common stock	(552)	—	—
Proceeds from employee stock option exercises	527	162	—
Proceeds from warrant exercises	8,060	—	—
Issuance of redeemable preferred stock	—	—	596
Proceeds from notes payable	—	2,000	5,156
Loan origination fees	—	(100)	(100)
Repayments of notes payable and capital lease obligations	(2,298)	(9,095)	(112)

Net cash provided by financing activities	5,737	68,145	9,124

Net increase (decrease) in cash and cash equivalents	(19,111)	51,843	1,020

Cash and cash equivalents, beginning of period	54,567	2,724	1,704

Cash and cash equivalents, end of period	$35,456	$54,567	$2,724

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1—Business Activity

Basin Water, Inc. and its subsidiaries (the Company) are providers of reliable, long-term process solutions for a range of customers which include designing, building, implementing, and servicing systems for the treatment of contaminated groundwater, the treatment of wastewater, waste reduction and resource recovery. Customers can choose between purchasing the Company’s systems or entering into long-term contracting arrangements for the Company’s systems.

The Company markets its treatment systems and services primarily to utilities, cities, municipalities, special districts, real estate developers and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants. The Company markets its treatment systems and services through its direct sales force, independent contractors and strategic relationships. The Company’s customers include Arizona American Water, Aqua America, California Water Service Group and American States Water Company, four of the largest investor-owned water utilities in the United States based on population served.

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

On September 14, 2007, the Company completed the acquisition of Mobile Process Technology Co. (MPT), a provider of technology and services to the water and wastewater treatment and industrial process markets. This acquisition provides additional capabilities including expanded technological solutions, geographic presence and expanded customer base. Additional services the new Company provides include: (1) central regeneration for ion-exchange, in which we replace the resin vessel on a periodic basis and regenerate the resin offsite, (2) smaller ion exchange systems permitting the servicing of low-flow wells, and (3) technologies to treat process water and to provide resource recovery from wastewater. The new company also provides the ability to service and treat smaller capacity water systems than the Company’s current product offering.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

amounts of assets, liabilities, revenues and expenses, and related disclosures. Accordingly, actual results could differ from those estimates.

Reclassifications have been made to prior years’ financial statement presentation to conform to the current year presentation.

Revenue Recognition

The Company recognizes revenues in two different ways. For groundwater treatment systems that are sold to customers, revenues are recognized under the percentage-of-completion method by comparing actual costs incurred to total estimated costs to complete each system. The percentage-of-completion method recognizes revenues and associated costs as work progresses on a system, based on the expected total system revenues and costs. In general, financial statements based on the percentage-of-completion method present the economic substance of production-type activities more clearly than the use of the completed-contract method, and present the relationships between sales, cost of sales and related period costs more accurately. For all other groundwater treatment systems delivered to customers under various contractual arrangements, the Company recognizes revenues for a periodic fee received over the life of the contract using the straight-line method and recognizes a processing fee as the Company’s systems treat the customer’s contaminated water.

The Company recognizes revenues either from a sale of a system or as recurring revenues from a long-term contract under which a system is placed.

Sale. For treatment systems which are sold to customers under fixed-price contracts, the Company recognizes revenues using the percentage-of-completion method. This method takes into account the cost, estimated earnings and revenues to date on systems not yet completed. This method is used because management considers total cost to be the best available method of measuring progress on systems sold to customers. In general, financial statements based on the percentage-of-completion method present the economic substance of production-type activities more clearly than the completed-contract method, and present the relationships between sales, cost of sales and related period costs more accurately. Because of inherent uncertainties in estimating costs, estimates used may change within the near term. Such estimates are adjusted under the cumulative-catch-up method. Unless contractually agreed to otherwise, the sales contract is deemed to be substantially complete when the treatment system has been physically completed and a performance test has been passed. During the years ended December 31, 2007 and 2006, the Company incurred losses on the sale of certain groundwater treatment systems. The Company has recorded an estimated provision for anticipated losses on these groundwater treatment system sales as of December 31, 2007 and 2006.

Contract Revenue. The Company generates recurring contract revenues from three sources. The first source of recurring contract revenues is from long-term contracts under which the system is installed at the customer’s site and treats the customer’s water. We retain ownership of the installed system. Under this contract, the Company recognizes monthly revenues, on a straight-line basis over the life of the contract, which represents a return of the capital value of the installed system. The amount of this fixed monthly revenue is based on both the capacity of the system and the type of contaminant(s) being treated. The straight-line method best reflects the value of having the system’s capacity available to the customer at all times and is similar to the method used for calculating depreciation.

The second source of recurring revenues is from long-term contracts for the treatment of the water produced from installed treatment systems, which is also referred to as service revenues. Service revenues are recognized

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

based on the actual volume of water treated each month. Such water-treatment revenues bear a direct relationship to the variable costs for the purchase and delivery of salt, chemicals and resin used in the system, the removal of waste and the cost to maintain and service the system. This revenue stream is generated both by systems that were purchased by the Company’s customers and by systems in which the Company retains ownership and recognizes revenue for the monthly capital component.

The third source of contract revenues relates to providing other services for the processing of water, replacement of resins or equipment parts and other water treatment related services.

Under each of the long-term contracts, the customer is obligated to pay the Company for the treatment of its water—not for specific hours worked, supplies purchased or waste-hauls provided. Certain of the Company’s long-term contracts allow it to recover increased operating costs, including costs for salt, resin and removal of waste.

Under the criteria set forth in EITF 00-21, the Company has determined that the multiple deliverables of each of its long-term contracts, specifically the capital component and the volume related service charge, qualify for separate accounting treatment. The three criteria required for separate accounting treatment are: 1) that each deliverable has a standalone value to the customer, 2) that there is objective and reliable evidence of fair value of each deliverable and 3) that there are no general refund rights for the deliverables.

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

Accounts Receivable

In general, accounts receivable arising from systems sales to customers are due in accordance with the provisions of the sales contract, which may provide for extended payment terms ranging from several months to one year or more for a significant portion of the sales price. In contrast, accounts receivable from systems placed under long-term contracts with customers are usually due within a much shorter period of time, generally within one month after the date services have been performed and the customer has been billed. Accordingly, in periods in which the Company’s revenues from system sales are higher relative to revenues from long-term contracts, the collection of accounts receivable will be much slower due to the nature of the sales contracts. Management has assessed the collectability of accounts receivable and recorded an allowance for doubtful accounts of $596 and $500 based upon this assessment at the end of December 31, 2007 and 2006, respectively.

Inventory

Inventory consists primarily of raw materials and supplies. Inventory items are stated at the lower of cost, on a first-in, first-out (FIFO) basis, or market. Physical counts of inventory are conducted periodically to help verify the balance of inventory. A reserve is maintained for obsolete inventory, if appropriate. The Company considers inventory to be obsolete when it is no longer usable as a system component. There was no obsolete inventory at December 31, 2007 and 2006.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Property consists primarily of treatment systems which the Company places with customers under various arrangements. For groundwater treatment systems placed with customers under long-term contracts, the Company capitalizes materials, labor, overhead and interest. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets.

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

The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, the Company would measure an impairment loss in an amount equal to the excess of the carrying amount over the discounted cash flows. No impairment losses were recorded for the years ended December 31, 2007, 2006 and 2005.

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

Valuation of Intangible Assets and Goodwill

The Company assesses intangible assets, excluding goodwill, for recoverability in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

Such intangible assets are assessed for recoverability whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable through the estimated future discounted cash flows arising from the use of such assets. If the Company determines that the carrying value of intangible assets may not be recoverable, the amount of impairment expense is determined by using the projected discounted cash flow method in accordance with SFAS No. 144.

The Company tests goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires annual testing for impairment, or more frequent testing if events or circumstances indicate that carrying value of goodwill may not be recoverable. The Company evaluates goodwill for impairment using discounted cash flow methods, transaction values for comparable companies, and other recognized valuation techniques.

Patents

At December 31, 2007 and 2006, the Company has incurred cumulative legal fees in the amount of $626 and $387, respectively, as a result of application for a series of patents. At the time the patents are received, all costs incurred in obtaining the patents are then amortized over their estimated useful lives of 17 years. In addition, the Company acquired patents with a fair value of $1,812 as a result of the acquisition of MPT in September 2007. These acquired patents also have estimated remaining useful lives of 17 years. The amount of patent amortization expense was $29, $3 and $2 for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development Expenses

Research and development expenses are charged to operations in the year incurred. Research and development expenses totaled $564, $634 and $651 for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-based Compensation

2006 Equity Incentive Award Plan

In May 2006, the Company adopted the Basin Water 2006 Equity Incentive Award Plan, or 2006 Equity Plan. The 2006 Equity Plan replaces the 2001 Stock Option Plan, and became effective immediately prior to the completion of the initial public offering in May 2006. Under the 2006 Equity Plan, 2,500,000 shares of the Company’s common stock were reserved for issuance. This replaces the 2,100,000 shares of common stock initially reserved under the 2001 Stock Option Plan.

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Redeemable Convertible Preferred Stock

The Company sold 149,250 shares of no par value Series B preferred stock for $4.00 per share during the year ended December 31, 2005. Also, at December 31, 2004, the Company had committed to issue an additional 37,500 shares of Series B preferred stock for which it had received proceeds of $4.00 per share as of that date. Such stock was issued in January 2005. Costs of the offering totaled $2 in 2005. Additionally, as part of the offering, the Company issued seven-year warrants to purchase 78,488 shares of Series B convertible stock at an exercise price of $4.40 per share. The estimated fair value of the warrants granted was determined to be approximately $61 based on the Black-Scholes valuation model. The warrants are fully exercisable and expire in 2010. In connection with the initial public offering in May 2006, all 2,361,625 shares of Series A and Series B preferred stock outstanding were converted into shares of common stock.

Impact of Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 became effective for the Company on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48, if any, must be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity for the fiscal year of adoption. The adoption of FIN 48 had no material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. Adoption of SFAS No. 157 is required for the Company’s fiscal year beginning January 1, 2008, and will be applied prospectively under most circumstances. The Company does not expect adoption of SFAS No. 157 to have a material impact on the Company’s financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other specified items at fair value. This statement is effective for the Company’s fiscal year beginning January 1, 2008 and will be applied prospectively. The Company does not expect adoption of SFAS No. 159 to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141 (R)). This statement replaces SFAS No. 141 in its entirety and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination, including business combinations achieved in steps (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008, and may not be applied before that date. The Company is currently evaluating the impact SFAS No. 141(R) could have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160) which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for the fiscal year beginning January 1, 2009 and will be applied prospectively. The Company does not expect adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

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

The aggregate purchase price was approximately $12,200, consisting of approximately $6,900 of cash and 462,746 shares of Company common stock with a fair value of approximately $5,300. The fair value of the common stock issued was determined based on the average closing market price of the Company’s common stock over the period beginning five business days before and ending five business days after the terms of the acquisition were agreed upon and announced.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Acquisition (continued)

A valuation of MPT’s property and intangible assets is in the process of being developed; accordingly, the allocation of the purchase price is subject to refinement. The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$2,585
Property, plant and equipment	2,191
Goodwill	8,682
Intangible assets	4,238

Total assets acquired	17,696

Current liabilities	(2,754)
Long-term debt	(266)
Deferred income tax liability	(2,268)
Other liabilities	(179)

Total liabilities assumed	(5,467)

Net assets acquired	$12,229

The net assets acquired in the table above represent cash consideration of $6,214 (net of cash acquired), $749 of cash acquired included in current assets above and common stock consideration of $5,266. The purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values, with approximately $4,200 allocated to intangible assets with a weighted-average useful life of approximately 11 years.

As of December 31, 2007, approximately $1,250 of the cash portion of the purchase price was placed into an escrow account as a reserve for unidentified liabilities of the acquired business. In February 2008, $326 was released from the escrow account to the Company, reducing the purchase price.

Such intangible assets consist of a covenant not to compete in the amount of $322 (three year useful life), trade name in the amount of $180 (two year useful life), service agreements and contracts in the amount of $1,355 (six year useful life), customer relationships in the amount of $569 (15 year useful life) and patents in the amount of $1,812 (17 year useful life). The excess of the net purchase price over the estimated fair value of assets acquired was approximately $8,700, which was recorded as non-tax deductible goodwill.

The results of MPT’s operations have been included in the Company’s consolidated financial statements since it was acquired on September 14, 2007.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Acquisition (continued)

The unaudited pro forma condensed combined statements of operations table below reflects the results of operations of the Company and MPT for the years ended December 31, 2007, 2006 and 2005, as if the acquisition of MPT had occurred at the inception of each of the periods presented. Unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated or had the entities been a single entity during these periods. The unaudited pro forma statements of operations are not necessarily indicative of the results that may be achieved in the future.

	Years Ended December 31,
	2007	2006	2005
	(Unaudited pro forma)
Revenues	$23,199	$22,152	$16,082

Net loss	$(16,040)	$(12,362)	$(577)

Net loss per share
Basic	$(0.78)	$(0.75)	$(0.06)
Diluted	$(0.78)	$(0.75)	$(0.06)

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

The Company incurred a net loss for the years ended December 31, 2007 and 2006. As a result, approximately 529,000 and 719,000 shares issuable upon exercise of outstanding stock options, as well as 823,000 and 1,034,000 warrants and 0 and 908,000 shares of redeemable convertible preferred stock have been excluded from the computation of diluted EPS in 2007 and 2006, respectively, due to the antidilutive effect of such common stock equivalents.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 4—Earnings Per Share (continued)

Also, approximately 105,000 stock options have been excluded from the computation of diluted EPS for 2007, and approximately 414,000 stock options and 50,000 warrants have been excluded from the computation of diluted EPS for 2006 as the exercise prices of such options and warrants were higher than the weighted average price of the Company’s common stock during those years. The following tables contain a reconciliation of the numerators (net income or loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Years Ended December 31,
Net income (loss) per share	2007	2006	2005
Numerator:
Net income (loss) applicable to common shares	$(15,250)	$(11,167)	$563

Denominator:
Weighted average common shares outstanding	20,185	16,048	9,924

Net income (loss) per common share	$(0.76)	$(0.70)	$0.06

Net income (loss) per share—assuming dilution
Numerator:
Net income (loss) applicable to common shares	$(15,250)	$(11,167)	$563

Denominator:
Weighted average common shares outstanding	20,185	16,048	9,924
Add shares issued on assumed:
Exercise of stock options	—	—	391
Exercise of warrants	—	—	196
Conversion of redeemable convertible preferred stock	—	—	2,338

Weighted average common shares outstanding	20,185	16,048	12,849

Net income (loss) per common share—diluted	$(0.76)	$(0.70)	$0.04

Note 5—Concentrations of Risk

Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits. At December 31, 2007 and 2006, the Company had cash balances of $35,256 and $54,467, respectively, in excess of the FDIC insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.

Major Customers

In 2007, the Company had three customers from which it received approximately 53% of revenues. The largest customer represented 26% of revenues. In 2006, the Company had two customers from which it received approximately 47% of revenues. The largest customer represented 30% of revenues. In 2005, the Company had

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 5—Concentrations of Risk (continued)

four customers from which it received approximately 71% of revenues. The largest customer represented 34% of revenues. At December 31, 2007 and 2006, accounts receivable from these same customers amounted to 53% and 48% of total accounts receivable, respectively.

Note 6—Inventory

Inventory consists primarily of raw materials and supplies used in the fabrication of the Company’s groundwater treatment units, as well as the reprocessing and conditioning of resins. Inventory items are stated at the lower of cost, on a first-in, first-out basis, or market. Physical counts of inventory items are conducted periodically to help verify the balance of inventory. A reserve is maintained for obsolete inventory, if appropriate. The Company considers inventory to be obsolete when it is no longer usable as a system component. The value of the Company’s inventory was $1,055 and $714 as of December 31, 2007 and 2006, respectively.

Note 7—Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007	2006
Water treatment facilities	$8,084	$7,945
Office furniture and equipment	514	423
Vehicles and trailers	501	206
Software and other	704	186
Machinery and equipment	1,921	95
Leasehold improvements	169	—
Construction in progress	4,052	4,766

	15,945	13,621
Less: accumulated depreciation	1,645	1,394

Property, plant and equipment, net	$14,300	$12,227

Depreciation and amortization expense for property and equipment was approximately $670, $538, and $435 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 8—Equipment Placed with Customers

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

	December 31,
	2007	2006
Equipment on long-term contracts	$8,084	$7,945
Less: accumulated depreciation	931	951

Equipment on long-term contracts—net	$7,153	$6,994

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 8—Equipment Placed with Customers (continued)

Depreciation expense for the systems placed under these long-term arrangements was approximately $412, $407 and $340 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s long-term contract arrangement terms are for five to ten years, with an option to renew or to purchase the system. The purchase option is not a bargain purchase. As of December 31, 2007, scheduled minimum future contract revenues on these operating lease arrangements with original terms of one year or longer are as follows:

Year Ending December 31,	Amount
2008	$1,045
2009	1,056
2010	813
2011	622
2012	471
Thereafter	230

Total	$4,237

The Company had no contingent long-term contract revenues during any of the years ended December 31, 2007, 2006 and 2005.

Note 9—Other Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2007:

Balance at December 31, 2006	$—
Acquisition of business during the period	8,682

Balance at December 31, 2007	$8,682

Long-term Accounts Receivable and Notes Receivable

The Company has four customer system sales agreements which provide for payment terms ranging from two to five years, unless certain conditions are met, in which case the payment terms are accelerated. At December 31, 2007 and 2006, the amount of long-term accounts receivable was $7,664 and $7,466, respectively, which represents the balance due from these four customers under the extended payment terms.

In 2004, in connection with the sale of a system, the Company received a $300 unsecured note that provides for interest at a rate of 3% per annum. The Company received a payment of $200 in connection with this note in 2005. The final principal payment of $100 became due in 2006, and as such, the note has been classified as current. The Company has reserved $67 of this note as of December 31, 2007 and 2006. Both the note and the related allowance for doubtful accounts have been classified as current assets and are included in the accounts receivable balance at December 31, 2007 and 2006.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 9—Other Assets (continued)

At December 31, 2007, long-term notes receivable consist of non-interest bearing notes receivable from VL Capital, due in 72 monthly installments of $63 beginning April 2008, with a net present value of $3,353, calculated using an imputed interest rate of 5.0% per annum.

Intangible Assets

Net intangible assets are as shown in the following table as of the dates indicated:

	December 31,
	2007	2006
Deferred stock based compensation	$189	$394
Fair value of warrants, net	916	1,210
Service agreements and contracts	1,299	—
Customer relationships	560	—
Covenant not to compete	295	—
Trade name	157	—
Loan costs, net	—	37

Intangible assets, net	$3,416	$1,641

The amortization period of intangible assets are as follows: customer relationships—15 years; covenant not to compete—three years; trade name—two years; service agreements and contracts—six years; deferred stock-based compensation—three years; and fair value of warrants issued to a joint venture partner—five years.

Patent Costs

The Company capitalizes costs of patent applications. As a result of the September 2007 acquisition of MPT, the Company recorded an additional $1,812 representing the fair value of patents acquired. When patents are issued, the Company amortizes the patent cost over the life of the patent, usually 17 years. Future amortization of patent costs at December 31, 2007 is approximately $107 per year for each of the five years ended December 31, 2008 through 2013, and $107 each year thereafter through 2024. If a patent is denied, capitalized patent costs are written off in the period in which a patent application is denied.

Investment in Empire Water Corporation (Empire)

In May 2007, the Company entered into an agreement to acquire certain water rights and related assets. In December 2007, the Company sold its rights to purchase these assets to Empire. As consideration for the sale of these assets, the Company received 6,000,000 shares of Empire common stock, which represents an ownership interest of approximately 32% in Empire as of December 31, 2007.

The Company accounted for the December 2007 transaction under the equity method. Specifically, the Company recorded $2,500 as gain on sale to affiliate upon the receipt of the shares of Empire common stock by estimating the fair value of such stock based upon concurrent sales of Empire common stock to third parties, and reducing the fair value by the Company’s ownership interest in Empire. This reduction of approximately $1,900 has been recorded as deferred revenue—affiliate on the balance sheet of the Company at December 31, 2007.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 9—Other Assets (continued)

The Company has recorded its investment in Empire at approximately $4,500, while the amount of underlying equity in the net assets of Empire is approximately $3,000. The difference of approximately $1,500 represents the excess of the market value of the Company’s investment in Empire over the Company’s 32% interest in the net assets of Empire.

The following tables present summarized information concerning the assets, liabilities and results of operations of Empire for the most recent periods for which information is available:

	Dec 31, 2007
Assets	$9,460

Liabilities	$101

	Six Months Ended Dec 31, 2007	Year Ended June 30, 2007
Revenues	$—	$—

Net loss	$(11)	$(33)

Note 10—Notes Payable

Notes payable consist of the following:

	December 31,
	2007	2006
Aqua note, interest payable semi-annually at 7.0% per annum, principal due in full in May 2007	$—	$2,000
Contract payable to a financing company in monthly installments including interest at 1.9% per annum		17

Total notes payable	—	2,017
Less: current portion of notes payable	—	(2,007)

Notes payable, net of current portion	$—	$10

Aqua Note

In February 2006, the Company issued a $2,000 subordinated note to Aqua America, Inc. (the Aqua Note). The Aqua Note was secured by substantially all of the Company’s assets, including its water contracts and water services agreements. The Aqua Note accrued interest at a rate of 7.0% per annum, payable on a semiannual basis beginning July 1, 2006. The Aqua Note matured on May 11, 2007 and was repaid in full, including all accrued interest.

In connection with a nationwide strategic relationship with Aqua America and issuance of the Aqua Note, the Company issued to Aqua America a warrant to purchase 300,000 shares of the Company’s common stock at

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 10—Notes Payable (continued)

an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $7.00 per share. These warrants are immediately exercisable and expire on the earliest of November 11, 2008 and immediately prior to a change in control of the Company. The Company has applied the provisions of SFAS No. 123(R), Share-Based Payment, to the warrant issued to Aqua America. Accordingly, the total fair value of the warrant issued is approximately $568. The fair value of this warrant is being amortized over the term of the strategic relationship with Aqua America. Amortization expense of the fair value of this warrant was approximately $114 and $100 during the years ended December 31, 2007 and 2006, respectively.

Repayment of Notes Payable

Pursuant to the terms of a business loan agreement with BWCA I, LLC (the BWCA loan), after completion of the Company’s initial public offering in May 2006, the Company repaid $4,000 to BWCA I, LLC, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued to the lender in connection with the BWCA loan in the amount of $400 was written off in the second quarter of 2006, as the principal on the loan was repaid in full.

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

Also, the remaining unamortized loan costs of $400 for the BWCA loan and the XACP Notes were written off in the second quarter of 2006, as the principal amount of these debt instruments was repaid in full.

Note 11—Capital Lease Obligations

The Company leases vehicles and certain office equipment under capital leases. The economic substance of the leases is that the Company is financing the acquisitions of vehicles and equipment through leases and, accordingly, they are recorded in the Company’s assets and liabilities. Included in depreciation expense is amortization of vehicles and equipment held under capital leases. At December 31, 2007, the net book value of assets subject to capital leases was $26.

The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31, 2007:

Year Ending December 31,	Amount
2008	$11
2009	11
2010	4
2011	—
2012	—
Thereafter	—

Total future capital lease payments	$26

Net present value of minimum lease payments	$26
Less: current portion of capital lease obligations	11

Capital lease obligations, net of current portion	$15

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 12—Contract Loss Reserve

Beginning in 2006, the Company determined that certain of its service contracts were operating at net cash flow losses, and that these contracts would continue to generate such losses. Accordingly, the Company recorded a reserve for future contract losses at the end of 2006 in the amount of approximately $3,700. An additional reserve for future contract losses in the amount of $4,700 (net of third quarter charges against the prior reserve) was recorded in the third quarter of 2007 as more service contracts entered into full operation. Actual losses on the underlying contracts are being charged against the reserve as incurred. Such charges against the reserve totaled approximately $1,400 during 2007. The reserve for future contract losses included on the balance sheet, both short and long term, as of December 31, 2007 was approximately $7,300.

Note 13—Income Taxes

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$(3,218)	$(1,457)	$(1,229)
State	(854)	(321)	(323)

	(4,072)	(1,778)	(1,552)

Deferred:
Federal	(1,488)	(1,981)	1,380
State	(415)	(659)	366

	(1,903)	(2,640)	1,746

Less: valuation allowance	5,975	4,418	(194)

Income tax provision (benefit)	$—	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax impact	5.5%	5.8%	6.4%
Other	(0.3)%	(0.2)%	3.4%

	39.2%	39.6%	43.8%
Less: impact of valuation allowance	(39.2)	(39.6)%	(43.8)%

Effective income tax rate	0.0%	0.0%	0.0%

At December 31, 2007, the Company has Federal and state income tax net operating loss carryforwards of approximately $25,900 and $25,200, respectively. The Federal net operating losses begin to expire in 2020. The California net operating losses have been suspended for two years and will begin to expire in 2010. Pursuant to the provisions of the Internal Revenue Code, the utilization of Federal net operating loss (NOL) carryforwards in future years may be subject to substantial annual limitations if a change of more than 50% in the ownership of the Company occurs. The Company has determined that, through the year ended December 31, 2007, there has been no ownership change of more than 50%. Accordingly, all NOL carryforwards are available to the Company.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 13—Income Taxes (continued)

The following summarizes the Company’s net deferred tax assets:

	December 31,
	2007	2006
Deferred tax assets:
NOL carryforwards	$9,898	$6,678
Contract loss reserve	3,085	1,596
Other reserves and allowances	956	214
Deferred revenues	659	715
Stock-based compensation	277	332
Other	338	846

Total deferred tax assets	15,213	10,381

Deferred tax liabilities:
Revenue recognition	(2,383)	(2,709)
Intangible assets	(1,631)	—
Depreciation	(1,367)	(848)
Other	(557)	(532)

Total deferred tax liabilities	(5,938)	(4,089)

Less: valuation allowance	(11,543)	(6,292)

Net deferred income tax liability	$(2,268)	$—

The valuation allowance increased approximately $5,251 in 2007 and $4,740 in 2006. Due to the uncertainty of the Company’s ability to utilize the net operating loss carryforwards, the Company has recorded a valuation allowance to offset the net deferred tax asset at December 31, 2007 and 2006.

In connection with the acquisition of MPT in September 2007, the Company recorded an increase to the book basis of certain assets to reflect fair value at the date of acquisition. However, the income tax basis of these assets–primarily property and equipment and intangible assets–is carried forward from the acquired entity. Accordingly, the Company has recorded a deferred income tax liability in the amount of $2,268 which represents the tax-effected difference between the book and income tax basis of those assets.

Note 14—Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 common shares of $0.001 par value common stock, of which approximately 21.9 million and 19.9 million shares were issued and outstanding as of December 31, 2007 and 2006, respectively. As of December 31, 2007, there were also options outstanding to purchase 1,710,250 shares of common stock, and warrants outstanding to purchase 1,397,622 shares of common stock. Also, as of December 31, 2007, there were approximately 5,600,000 shares of common stock reserved for issuance upon exercise of all options, warrants and for future issuances under the 2006 Option Plan.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 14—Stockholders’ Equity (continued)

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

Issuance of Non-Vested Stock

During the years ended December 31, 2007 and 2006, the Company issued non-vested common stock grants to certain of its officers and management, as well as to the members of its Board of Directors. The grants to officers and management are subject to a three-year vesting period from date of grant, with one-third of the stock vesting on the anniversary dates of the grants each year during the three-year period. The grants to directors are subject to a one-year vesting period.

The fair value of these non-vested stock grants is based on the grant date closing price of the Company’s common stock, and is recorded as stock-based compensation expense on a straight-line basis over the vesting period of each grant, with a corresponding credit to common stock and additional paid-in capital.

The fair value of non-vested common stock granted in 2007 and 2006 was $641 and $1,886, respectively. The amount of stock-based compensation expense recognized was $875 and $93 during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the amount of unamortized grant date fair value of non-vested stock grants was $1,560 and $1,788, respectively. The unamortized amount of grant date fair value at December 31, 2007 will be amortized over a weighted average period of 1.7 years.

Repurchase of Common Stock

In May 2007, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock in the market from time to time.

In November 2007, the Company repurchased 85,000 shares of its common stock at a price of $6.45 per share. These repurchased shares have been classified as treasury stock on the Company’s balance sheet as of December 31, 2007.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 15—Related Party Transactions

The Company paid legal fees to a legal firm whose partner is a director. The total payments for legal fees to this firm were $315, $192 and $154 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also leases office space and equipment from two individuals, one of whom is a director and employee and the other an employee, under month-to-month agreements. The total payments under these related party rental agreements were $57, $54 and $55 for the years ended December 31, 2007, 2006 and 2005, respectively.

In May 2007, the Company entered into an agreement to acquire certain water rights and related assets. In December 2007, the Company sold its rights to purchase these assets to Empire. As consideration for the sale of these assets, the Company received 6,000,000 shares of Empire common stock, which represents an ownership interest of approximately 32% in Empire as of December 31, 2007.

The Company accounted for the December 2007 transaction under the equity method. Specifically, the Company recorded $2,500 as gain on sale to affiliate upon the receipt of the shares of Empire common stock by estimating the fair value of such stock based upon concurrent sales of Empire common stock to third parties, and reducing the fair value by the Company’s ownership interest in Empire.

In addition, Empire agreed to purchase one water treatment system from the Company concurrent with the December 2007 closing for a total price of $900. During the year ended December 31, 2007, the Company recorded $653 of system sales revenue and $287 of gross margin on this transaction under the percentage-of-completion method of revenue recognition. The Company has recorded $92 as a charge against other income under the equity method, which represents 32% of the Company’s gross margin on this system sale to a related party.

Note 16—Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows:

	Years Ended December 31,
	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$147	$727	$372

Income taxes	$—	$—	$—

Cash paid for acquisition:
Fair value of assets acquired	$11,682	$—	$—
Liabilities assumed	(5,468)	—	—

Cash paid for acquisition (net of cash acquired)	$6,214	$—	$—

Non-cash financing activities:
Common stock issued for acquisition	$5,266	$—	$—

Warrants issued for services and other	$—	$1,941	$1,952

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 17—Stock-Based Incentive Compensation Plans

2006 Equity Incentive Award Plan

In May 2006, the Company adopted the Basin Water 2006 Equity Incentive Award Plan, or 2006 Equity Plan. The 2006 Equity Plan became effective immediately prior to the completion of the initial public offering in May 2006. The 2006 Equity Plan replaces the 2001 Stock Option Plan. Under the 2006 Equity Plan, 2,500,000 shares of the Company’s common stock were initially reserved for issuance. During 2007, the authorized number of shares under the 2006 Equity Plan was increase by approximately 995,000 shares. As of December 31, 2007, there were 2,451,925 shares of common stock reserved for issuance under the 2006 Equity Plan. Options issued under the plan are issued at the closing price of the stock on the date of the grant. Option grants are generally exercisable over three years, starting one year from the date of grant, and they expire 10 years from the date of grant.

Prior to becoming a publicly traded company in May 2006, the Company granted stock options with exercise prices equal to the estimated fair value of its common stock. However, to the extent that the deemed fair value of the common stock exceeded the exercise price of stock options on the grant date, the Company recorded deferred stock-based compensation expense and amortizes the expense over the vesting period of the options. The fair value of the Company’s common stock was determined by the Board. In the absence of a public trading market for the Company’s common stock, the Board considered both objective and subjective factors in determining the fair value of the Company’s common stock and related stock options. Consistent with the guidance provided by the American Institute of Certified Public Accountants in its Technical Practice Aid (TPA) entitled The Valuation of Privately Held Company Equity Securities Issued as Compensation, such considerations included, but were not limited to, the following factors:

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 17—Stock-Based Incentive Compensation Plans (continued)

for the years ended December 31, 2006 and 2005 in the amount of $401 and $229, respectively, which represents the difference between the exercise price of stock options granted in the first quarter of 2006 and in the fourth quarter of 2005 and the revised fair value of the common stock underlying such options on the date of grant.

Pursuant to FASB Interpretation (FIN) No. 28, the Company is amortizing these deferred compensation amounts using the straight-line attribution method over the vesting period of the options, which is generally three years. As a result of the amortization of the deferred compensation amounts, the Company recorded $205, $205 and $31 of non-cash stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively.

Change in Accounting Principle

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). The Company elected to adopt the modified prospective transition method as provided under SFAS No.123(R). This method applies to all new awards or awards modified, repurchased or cancelled on or after January 1, 2006. Accordingly, financial statement amounts for the prior periods presented herein have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In addition, the Company complied with the disclosure only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Had the Company accounted for stock-based compensation awards issued prior to 2006 using the fair value based accounting method described in SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s net income per share for the year ended December 31, 2005 would have been as follows:

Year Ended December 31, 2005
Net income as reported	$563
Add: employee stock-based compensation expense included in reported net income	31
Less: stock-based compensation expense determined using the fair-value accounting method	(370)

Pro forma net income	$224

Basic earnings per share:
As reported	$0.06
Pro forma	$0.02
Diluted earnings per share:
As reported	$0.04
Pro forma	$0.02

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 17—Stock-Based Incentive Compensation Plans (continued)

The Company estimated the fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of the Company’s common stock over the expected option term, and the expected annual dividend yield on the Company’s common stock.

The fair value of each option grant during the years ended December 31, 2007, 2006, and 2005 was estimated on the date of grant using the following assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected option term in years	5.0 to 7.0	6.5 to 7.5	0.8 to 7.5
Risk free interest rate	4.5% to 4.8%	4.3% to 5.0%	4.0% to 4.2%
Expected volatility	26.9% to 28.4%	28.3% to 29.6%	30.0%
Expected dividend yield	0.0%	0.0%	0.0%

The expected option term in years was calculated using an average of the vesting period and the option term, in accordance with the “simplified method” for “plain vanilla” stock options allowed under Staff Accounting Bulletin (SAB) 107. The risk free interest rate is the rate on a zero-coupon U.S. Treasury bond with a remaining term equal to the expected option term. The expected volatility was derived from an industry-based index, in accordance with the calculated value method allowed under SFAS No. 123(R).

SFAS No. 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred, as permitted under SFAS No. 123. The cumulative effect of adopting the method change of estimating forfeitures is not material to the Company’s financial statements for the year ended December 31, 2006.

Stock Option Activity

A summary of stock option activity for the years ended December 31, 2007 and 2006 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	1,209	$3.15
Granted	554	7.55
Exercised	(110)	1.48
Forfeited	(125)	5.00

Options outstanding at December 31, 2006	1,528	4.72
Granted	466	8.18
Exercised	(224)	2.36
Forfeited	(60)	7.60

Options outstanding at December 31, 2007	1,710	$5.85

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 17—Stock-Based Incentive Compensation Plans (continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007:

(In thousands, except exercise prices)	Outstanding	Exercisable
Number of shares	1,710	841
Weighted average remaining contractual life in years	7.7	6.1
Weighted average exercise price per share	$5.85	$3.61
Aggregate intrinsic value (at December 31, 2007 closing price of $8.27 per share)	$4,138	$3,919

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price as of December 31, 2007 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holder exercised their options on December 31, 2007. This intrinsic value will vary as the Company’s stock price fluctuates.

The weighted average grant-date fair value of options granted by the Company during the years ended December 31, 2007 and 2006 was $2.94 and $1.88 per share, respectively.

Compensation expense arising from stock option grants was $626 and $539 for the years ended December 31, 2007 and 2006, respectively, all of which expense was included in selling, general and administrative expense for each year. No related income tax benefit was recorded as the Company has significant net operating loss carryforwards (see Note 13).

As of December 31, 2007, approximately $1,588 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.3 years. The total fair value of options vested during the years ended December 31, 2007 and 2006 was $195 and $494, respectively.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $1.33	247	$1.00	3.7 yrs	247	$1.00
$4.00	308	$4.00	6.4 yrs	292	$4.00
$5.00	325	$5.00	7.6 yrs	271	$5.00
$6.79 - $9.00	725	$7.87	9.3 yrs	31	$8.49
$9.87 - $12.29	105	$11.33	9.6 yrs	—

	1,710	$5.85		841	$3.61

The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $1,736 and $629, respectively.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 17—Stock-Based Incentive Compensation Plans (continued)

Non-vested Stock

Under the 2006 Equity Plan, the Company has granted non-vested common stock to management, officers and directors, which is subject only to a service condition. In general, such non-vested stock vests over three years for management and one year for directors. The total cumulative number of shares of non-vested stock granted under the 2006 Equity Plan through December 31, 2007 is 283,125, of which 70,999 shares had vested as of December 31, 2007.

The fair value of non-vested stock is measured at the date of grant based upon the closing price of the Company’s common stock on that date, and such fair value is recognized as stock-based compensation expense over the requisite vesting period. Compensation expense arising from grants of non-vested stock during the years ended December 31, 2007 and 2006 was $875 and $93, respectively. As of December 31, 2007, approximately $1,560 of unrecognized compensation expense related to non-vested stock grants is expected to be recognized over a weighted average period of 1.7 years.

2001 Stock Option Plan

On August 27, 2001, the Company established the Basin Water 2001 Stock Option Plan. Under the plan, 900,000 shares of the Company’s common stock were initially reserved for issuance upon exercise of options pursuant to the plan. In June 2005, the plan was amended to increase the number of shares of Company common stock reserved for issuance to 2,100,000. In May 2006, the 2001 Stock Option Plan was replaced by the 2006 Equity Plan, and no further shares may be issued from the 2001 Stock Option Plan.

Note 18—Warrants

From time to time, the Company has issued common stock warrants to non-employees in connection with various transactions, primarily the issuance of notes payable (see Note 15). During the year ended December 31, 2007, the holders of 1,350,000 warrants exercised such warrants, resulting in net proceeds to the Company of $8,060. In addition, during the year ended December 31, 2007, the holders of 56,066 warrants elected cashless exercise of such warrants, and the Company issued 38,995 shares of common stock in these cashless exercises. A summary of common stock warrant activity during the three years ended December 31, 2007 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Balance—January 1, 2005	874	$4.01
Warrants issued	1,480	$6.06

Balance—December 31, 2005	2,354	$5.30
Warrants issued	450	$6.44

Balance—December 31, 2006	2,804	$5.48
Warrants issued	—
Warrants exercised	(1,406)	$5.87

Balance—December 31, 2007	1,398	$5.10

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 18—Warrants (continued)

The Company has applied the provisions of SFAS No. 123(R) to estimate the fair market value of both the common stock and preferred stock warrants on the date of issuance using the Black Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected life in years	—	2.5	2.5 to 3.0
Risk free interest rate	—	3.8%	3.8%
Volatility	—	30.0%	30.0%
Dividend yield	—	0.0%	0.0%

The expected life in years was calculated using an average of the vesting period and the option term, in accordance with the “simplified” method for “plain vanilla” stock options allowed under SAB 107. The risk-free interest rate is the rate on a zero-coupon U.S. Treasury bond with a remaining term equal to the expected life of the option. The volatility was derived from an industry-based index, in accordance with the calculated-value method allowed under SFAS No. 123(R).

As a result of these computations of the fair value of warrants issued, the following amounts have been recorded in the financial statements:

•

Warrants to purchase 717,450 shares of stock issued to the lender under the BWCA loan in 2003 and 2004 with an aggregate fair value of $435 have been recorded as a discount to debt with a corresponding credit to common stock, and this discount was being amortized to interest expense over the life of the BWCA loan until after completion of the Company’s initial public offering in May 2006, when the Company repaid the BWCA loan in full pursuant to the terms of a business loan agreement with BWCA I, LLC. The remaining unamortized fair value of warrants in the amount of $392 was written off in the second quarter of 2006 (see Note 10).

•

Warrants to purchase 1,000,000 shares of stock issued to the purchasers of the XACP Notes in October 2005 with an aggregate fair value of $1,337 have been recorded as a discount to debt with a corresponding credit to common stock, and this discount was being amortized to interest expense over the life of the XACP Notes until after completion of the Company’s initial public offering in May 2006, when the Company repaid the XACP Notes in full pursuant to the terms of a business loan agreement with BWCA I, LLC. The remaining unamortized fair value of warrants in the amount of $1,132 was written off in the second quarter of 2006 (see Note 10).

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

•

Pursuant to a binding commitment letter with Shaw Environmental, Inc. (Shaw) in December 2005, Shaw committed to purchase a total of $5,000 of the Company’s groundwater treatment systems prior to December 31, 2006. The Company granted to Shaw a warrant to purchase 300,000 shares of common stock at an exercise price of $7.00 per share in connection with Shaw’s purchase of the

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 18—Warrants (continued)

Company’s groundwater treatment systems. One-fifth (20%) of this warrant vests for each $1,000 paid in cash by Shaw to the Company in connection with this $5,000 purchase commitment, and may be exercised for five years after the date of grant. As of December 31, 2007, no shares had vested under the Shaw warrant. This warrant has a fair value of $537, which is being recorded as a charge to revenues as the related revenues are recognized under the $5,000 shares under purchase commitment. Such charges totaled $342 and $173 during the years ended December 31, 2006 and 2005, respectively.

•

In February 2006, in connection with the consent granted by BWCA I, LLC with respect to the Company’s issuance of the Aqua Note, the Company granted to BWCA I, LLC a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $8.00 per share. This warrant is immediately exercisable and may be exercised for five years after the date of grant. This warrant has a fair value of $91, and was written off with the repayment of the BWCA loan in the second quarter of 2006 (see Note 10).

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 18—Warrants (continued)

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

The deferred charges recorded in the fourth quarter of 2005 related to the warrants granted to Shaw totaled $60. The Company recorded $39 and $18 of non-cash charges against revenues in the years ended December 31, 2006 and 2005 respectively. There was no amortization of these deferred charges during the year ended December 31, 2007. As of December 31, 2007, the remaining unamortized deferred charge related to the Shaw warrants was $3, which will be amortized as charges to revenues as the remaining revenues are recognized under the $5,000 Shaw purchase commitment.

Deferred charges recorded in the first quarter of 2006 related to the warrants granted to BWCA I, LLC totaled $25. The Company amortized this amount in full as non-cash interest expense during the year ended December 31, 2006.

Additionally, the Company recorded $900 of deferred charges in the first quarter of 2006 related to the warrants granted to Aqua America. The Company amortized $180 and $158 of these deferred charges as selling expense during the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the remaining unamortized deferred charge balances related to the Aqua America warrants were $562 and $742, respectively, which will be amortized as selling expense over the remaining life of the nationwide strategic alliance with Aqua America. Future amortization expense of the deferred charges related to the Aqua America warrants will be $180 during each of the years ending December 31, 2008, 2009 and 2010 and $22 during the year ending December 31, 2011.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 19—Commitments and Contingencies

Customer Contracts

The Company has long-term water treatment contracts with various customers. Under the terms of these contracts, the Company is entitled to monthly standby fees from these customers for periods ranging from three to five years. Additionally, the Company has received prepayments in conjunction with certain long-term treatment contracts. These prepayments are recorded as deferred revenues. As of December 31, 2007, deferred revenues are expected to be recognized as revenues in future years as follows:

Year Ending December 31,	Amount
2008	$266
2009	235
2010	169
2011	169
2012	164
Thereafter	488

Total	$1,491

Operating Leases

The Company has entered into operating leases for office space, facilities and equipment. The office space lease agreements provide for extensions of the leases. The facility lease requires payment of common area maintenance, insurance and property taxes in addition to rental payments. The total gross rental expense for all operating leases for the years ended December 31, 2007, 2006 and 2005 was $441, $254 and $173, respectively. As of December 31, 2007, the minimum future payments under these operating leases are as follows:

Year Ending December 31,	Amount
2008	$645
2009	740
2010	734
2011	560
2012	369
Thereafter	34

Total	$3,082

Litigation

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 20—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the tables below:

	Year Ended December 31, 2007
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,607	$6,414	$5,346	$5,417
Gross profit (loss)	(287)	25	(6,779)	894
Net loss	(2,157)	(1,789)	(9,868)	(1,436)

Net loss per share:
Basic	$(0.11)	$(0.09)	$(0.50)	$(0.07)
Diluted	$(0.11)	$(0.09)	$(0.50)	$(0.07)

	Year Ended December 31, 2006
(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,703	$4,963	$4,846	$3,602
Gross profit (loss)	1,147	1,398	309	(5,846)
Net loss	(371)	(1,990)	(781)	(8,025)

Net loss per share:
Basic	$(0.04)	$(0.14)	$(0.04)	$(0.41)
Diluted	$(0.04)	$(0.14)	$(0.04)	$(0.41)

Note 21—Subsequent Event

On February 19, 2008 (the Separation Date), the Company entered into an Employment Transition and Consulting Agreement (the Transition Agreement) with its former chief executive officer. The Transition Agreement provides the former chief executive officer with the following benefits: (1) he will receive a cash lump sum payment of $423, (2) the Company will pay for his healthcare insurance for 18 months following the Separation Date (or until he accepts employment with another employer providing comparable benefits), (3) he will be retained as a consultant to the Company for two years after the Separation Date for which he will receive $200 per year (payable each year in 12 equal monthly installments), (4) he will be entitled to receive compensation for his services as a director in accordance with the Company’s Amended and Restated Director Compensation Policy for non-employee directors, (5) he will be entitled to retain all Company personal property, including computer equipment, printers, cameras and a used Company truck, that is in his possession as of the Separation Date and (6) he will not be entitled to any further benefits under his employment agreement in effect prior to the Separation Date except as provided in the Transition Agreement.

BASIN WATER, INC.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Valuation allowance for net deferred tax assets:
Year ended December 31, 2005	$1,868	$—	$(316)	$1,552
Year ended December 31, 2006	$1,552	$4,740	$—	6,292
Year ended December 31, 2007	$6,292	$5,251	$—	$11,543

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2005	$—	$—	$—	$—
Year ended December 31, 2006	$—	$500	$—	$500
Year ended December 31, 2007	$500	$96	$—	$596

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Contract loss reserve:
Year ended December 31, 2005	$—	$—	$—	$—
Year ended December 31, 2006	$—	$3,725	$—	$3,725
Year ended December 31, 2007	$3,725	$5,005	$(1,455)	$7,275