Form 10-Q
period 2008-03-31
Basin Water, Inc.
filed 2008-05-12
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 8, 2008 there were 21,978,454 shares of common stock, par value $0.001, outstanding.

BASIN WATER, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,294	$35,456
Accounts receivable, net of $72 and $72 allowance for doubtful accounts	2,089	2,849
Unbilled receivables, net of $524 and $524 allowance for doubtful accounts	12,802	11,761
Inventory	1,530	1,055
Current portion of notes receivable	512	338
Prepaid expenses and other	1,217	1,233

Total current assets	45,444	52,692

Property and equipment
Property and equipment	16,458	15,945
Less: accumulated depreciation	1,917	1,645

Property and equipment, net	14,541	14,300

Other assets
Goodwill	8,682	8,682
Unbilled receivables, net of current portion	7,981	7,664
Notes receivable, net of current portion	2,841	3,015
Intangible assets, net	3,176	3,416
Patent costs, net	2,257	2,274
Investment in affiliate	4,462	4,502
Other assets	2,776	1,667

Total other assets	32,175	31,220

Total assets	$92,160	$98,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,326	$3,553
Current portion of capital lease obligations	10	11
Current portion of deferred revenue and advances	294	266
Current portion of contract loss reserve	2,055	1,964
Accrued expenses and other	3,165	3,140

Total current liabilities	7,850	8,934
Capital lease obligations, net of current portion	13	15
Deferred revenue, net of current portion	277	296
Deferred revenue - affiliate	1,920	1,920
Contract loss reserve, net of current portion	4,900	5,311
Deferred income tax liability	2,268	2,268
Other long-term liabilities	179	179

Total liabilities	17,407	18,923

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value - 100,000,000 shares authorized, 21,948,704 shares issued and outstanding	22	22
Additional paid-in capital	110,961	110,354
Treasury stock	(552)	(552)
Accumulated deficiency	(35,678)	(30,535)

Total stockholders’ equity	74,753	79,289

Total liabilities and stockholders’ equity	$92,160	$98,212

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenues
System sales	$1,383	$929
Contract revenues	1,605	678

Total revenues	2,988	1,607

Cost of revenues
Cost of system sales	983	1,158
Cost of contract revenues	1,550	630
Depreciation expense	151	106

Total cost of revenues	2,684	1,894

Gross profit (loss)	304	(287)

Research and development expense	74	161
Selling, general and administrative expense	5,729	2,337

Loss from operations	(5,499)	(2,785)

Other income (expense)
Interest expense	(3)	(75)
Interest income	397	702
Equity in loss of affiliate	(40)	—
Other income	2	1

Total other income	356	628

Loss before taxes	(5,143)	(2,157)
Income tax benefit	—	—

Net loss	$(5,143)	$(2,157)

Net loss per share:
Basic	$(0.24)	$(0.11)
Diluted	$(0.24)	$(0.11)

Weighted average common shares outstanding:
Basic	21,737	19,700
Diluted	21,737	19,700

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional Paid-in Capital	Treasury Stock	Accumulated Deficiency	Totals
	Common Stock
	Shares	Amount
Balance - December 31, 2007	21,949	$22	$110,354	$(552)	$(30,535)	$79,289
Stock-based compensation expense	—	—	306	—	—	306
Deferred stock compensation	—	—	301	—	—	301
Net loss	—	—	—	—	(5,143)	(5,143)

Balance - March 31, 2008	21,949	$22	$110,961	$(552)	$(35,678)	$74,753

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net loss	$(5,143)	$(2,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	462	229
Stock-based compensation expense	658	401
Equity in loss of affiliate	40	—
Changes in operating assets and liabilities:
Accounts receivable including unbilled	(281)	(234)
Inventory	(475)	(53)
Prepaid expenses and other	16	(244)
Accounts payable	(1,227)	(533)
Deferred revenues	9	100
Accrued expenses and other	25	(35)
Contract loss reserve	(320)	—
Other assets and other liabilities	(1,403)	(16)

Net cash used in operating activities	(7,639)	(2,542)

Cash flows from investing activities
Purchase of property, plant and equipment	(513)	(898)
Patent costs	(10)	(1)

Net cash used in investing activities	(523)	(899)

Cash flows from financing activities
Proceeds from stock option exercises	—	98
Repayments of notes payable and capital lease obligations	—	(6)

Net cash provided by financing activities	—	92

Net decrease in cash and cash equivalents	(8,162)	(3,349)
Cash and cash equivalents, beginning of period	35,456	54,567

Cash and cash equivalents, end of period	$27,294	$51,218

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3	$74

Income taxes	$—	$—

Non-cash financing activities:
Common stock issued for services	$—	$—

Warrants issued for services and other	$—	$—

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

The Company markets its treatment systems and services primarily to utilities, cities, municipalities, special districts, real estate developers and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants. The Company markets its treatment systems and services through its direct sales force, independent contractors and strategic relationships. The Company’s customers include Arizona American Water, California Water Service Group and American States Water Company, three of the largest investor-owned water utilities in the United States based on population served.

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

Note 2—Summary of Significant Accounting Policies

Interim Consolidated Financial Statements

The interim consolidated financial statements for the three-month periods ended March 31, 2008 and 2007 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934 (the Exchange Act) as prescribed by the Securities and Exchange Commission (SEC). As such, certain disclosures which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements have been omitted. This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (the March Report) should be read in concert with the Company’s Annual Report on Form 10-K (the 2007 Annual Report), which contains the Company’s audited consolidated financial statements for the year ended December 31, 2007.

The interim financial information for the three month-periods ended March 31, 2008 and 2007 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in the March Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (US GAAP) for audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial information.

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

Revenue Recognition and Fluctuation

As described in the Company’s 2007 Annual Report, the Company recognizes revenues either from a sale of a system or as recurring revenues from a lease. In addition, the Company’s second source of recurring revenues is from long-term contracts for the treatment of the water produced from installed treatment systems which is also referred to as service revenues.

The Company’s revenues vary from period to period, because customers may choose between purchasing groundwater treatment systems and entering into long-term contract arrangements for groundwater treatment systems. If a customer chooses to purchase a system, revenues are recognized over a much shorter period of time, generally within two or three quarters, than for the same system if the customer chooses a long-term contract arrangement. Revenues tend to be higher in periods in which sales rather than long-term use contracts occur. In addition, service revenues tend to be higher in warmer, dryer weather when treated water is at a high demand. The results of operations for the first three months of 2008 are not necessarily predictive of the remaining nine months of the year.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, which requires enhanced disclosures for derivative and hedging activities. SFAS No. 161 becomes effective in the first quarter of 2009 and is not expected to have any impact on the Company’s consolidated financial statements.

Other than the above, there have been no recent accounting pronouncements issued which would impact the Company’s consolidated financial statements following the filing of the Company’s 2007 Annual Report.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The Company was required to adopt SFAS No. 157 for its fiscal year beginning on January 1, 2008, prospectively applied. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other specified items at fair value. The Company was required to adopt SFAS No. 159 for its fiscal year beginning on January 1, 2008, prospectively applied. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 3—Acquisition

On September 14, 2007, a newly formed subsidiary of the Company acquired 100% of the business of Mobile Process Technology Co., an Arkansas corporation based in Memphis, Tennessee, through the means of a merger agreement, and upon completion of the merger and acquisition, the business was renamed Basin Water-MPT, Inc. (MPT). MPT is a provider of technology and services to the water treatment and industrial process markets. This acquisition provides additional capabilities including expanded technological solutions, increased geographic presence and expanded customer base. MPT also provides the Company with the ability to service and treat smaller capacity water systems than the Company’s current product offering.

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

Current assets	$2,585
Property, plant and equipment	2,191
Intangible assets	4,238
Goodwill	8,682

Total assets acquired	17,696

Current liabilities	(2,754)
Long-term debt	(266)
Deferred income tax liability	(2,268)
Other liabilities	(179)

Total liabilities assumed	(5,467)

Net assets acquired	$12,229

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

As of March 31, 2008, approximately $1,250 of the cash portion of the purchase price remained in an escrow account as a reserve for unidentified liabilities of the acquired business.

In addition, $750 of the cash portion of the purchase price was placed into an escrow account until the working capital of MPT at the date of acquisition was finalized. In February 2008, $326 was released from the working capital escrow account to the Company, reducing the purchase price, and the balance of the working capital escrow account was released to the former shareholders of MPT.

Acquired intangible assets consist of a covenant not to compete in the amount of $322 (three year useful life), trade name in the amount of $180 (two year useful life), service agreements and contracts in the amount of $1,355 (six year useful life), customer relationships in the amount of $569 (15 year useful life) and patents in the amount of $1,812 (17 year useful life). The excess of the net purchase price over the estimated fair value of assets acquired was approximately $8,700, which was recorded as non-tax deductible goodwill.

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

The Company incurred net losses for the three months ended March 31, 2008 and 2007, respectively. Approximately 247,000 stock options and 416,000 warrants have been excluded from the computation of diluted EPS for the three months ended March 31, 2008 due to the antidilutive effect of such common stock equivalents. Likewise, approximately 426,000 stock options and 616,000 warrants have been excluded from the computation of diluted EPS for the three months ended March 31, 2007, due to the antidilutive effect of such common stock equivalents.

In addition, approximately 784,000 stock options and 48,000 warrants have been excluded from the computation of diluted EPS for the three months ended March 31, 2008, and approximately 419,000 stock options and 50,000 warrants have been excluded from the computation of diluted EPS for the three months ended March 31, 2007, as the exercise price of such options and warrants was higher than the weighted average price of the Company’s common stock during those periods.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 4—Earnings Per Share (continued)

The following tables contain a reconciliation of the numerators (net loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Net loss per share

Numerator:
Net loss applicable to common shares	$(5,143)	$(2,157)

Denominator:
Weighted average common shares outstanding	21,737	19,700

Net loss per common share	$(0.24)	$(0.11)

Net loss per share - assuming dilution

Numerator:
Net loss applicable to common shares	$(5,143)	$(2,157)

Denominator:
Weighted average common shares outstanding	21,737	19,700
Add shares issued on assumed:
Exercise of stock options	—	—
Exercise of warrants	—	—
preferred stock	—	—

Weighted average common shares outstanding	21,737	19,700

Net loss per common share - diluted	$(0.24)	$(0.11)

Note 5—Stock-Based Compensation

2006 Equity Incentive Award Plan

In May 2006, the Company adopted the Basin Water 2006 Equity Incentive Award Plan, or 2006 Equity Plan. The 2006 Equity Plan became effective immediately prior to the completion of the initial public offering in May 2006. Under the 2006 Equity Plan, 2,500,000 shares of the Company’s common stock were initially reserved for issuance. In addition, the 2006 Plan contains an evergreen provision that allows for an annual increase in the number of shares available for issuance under the plan on January 1 of each year during the ten-year term of the 2006 Plan, beginning on January 1, 2007. Under this evergreen provision, the annual increase in the number of shares shall be equal to the least of:

•	5.0% of the Company’s outstanding capital stock on the first day of the relevant fiscal year;

•	1,000,000 shares; and

•	an amount determined by the Company’s board of directors.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

In no event shall the number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2006 Plan exceed an aggregate of 12,500,000 shares. As of January 1, 2007, the number of total shares of common stock that may be issued under the 2006 Plan automatically increased to 3,495,383 shares. As of January 1, 2008, the number of total shares of common stock that may be issued under the 2006 Plan automatically increased to 4,495,383 shares.

Options under the plan are issued with an exercise price equal to the closing price of the Company’s stock on the date of the grant. Option grants are generally exercisable over three years, starting one year from the date of grant, and expire 10 years from the date of grant.

Cheap Stock Amortization

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

In connection with the Company’s initial public offering, the Company re-evaluated the historical fair value of its common stock. As a result of this re-evaluation, the Company recorded deferred stock-based compensation which represents the difference between the exercise price of stock options granted in the first quarter of 2006 and in the fourth quarter of 2005 and the revised fair value of the common stock underlying such options on the date of grant.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

Pursuant to FASB Interpretation (FIN) No. 28, the Company is amortizing these deferred compensation amounts using the straight-line attribution method over the vesting period of the options, which is generally three years. As a result of the amortization of the deferred compensation amounts, the Company recorded $51 and $51 of non-cash stock-based compensation expense for the three-month periods ended March 31, 2008 and 2007, respectively.

Method of Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions set forth in SFAS No. 123(R), “Share-Based Payment”, (SFAS No. 123(R)). Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The Company estimates the fair value of stock options granted using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of the Company’s stock over the expected option term, and the expected annual dividend yield on the Company’s stock.

The fair value of each option grant during the three months ended March 31, 2008 and 2007 was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2008	2007
Expected option term in years	—	5.0 to 6.5
Risk free interest rate	—	4.8%
Expected volatility	—	29.5%
Expected dividend yield	—	0.0%

The expected option term in years was calculated using an average of the vesting period and the option term, in accordance with the “simplified method” for “plain vanilla” stock options allowed under Staff Accounting Bulletin (SAB) 110.

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2008 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2007	1,710	$5.85
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding at March 31, 2008	1,710	$5.85

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2008:

(In thousands, except exercise prices)	Outstanding	Exercisable
Number of shares	1,710	877
Weighted average remaining contractual life in years	7.4	5.9
Weighted average exercise price per share	$5.85	$3.69
Aggregate intrinsic value (at March 31, 2008 closing price of $5.74 per share)	$1,946	$1,800

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing price as of March 31, 2008 and the exercise price multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on March 31, 2008. This amount will vary as the Company’s stock price varies.

The weighted average grant-date fair value of options granted by the Company during the three months ended March 31, 2007 was $2.96 per share.

As of March 31, 2008, approximately $1,257 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.2 years. The total fair value of options vested during the three months ending March 31, 2008 and 2007 was $74 and $41, respectively.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 -$1.33	247	$1.00	3.4 yrs	247	$1.00
$4.00	308	$4.00	6.2 yrs	308	$4.00
$5.00	325	$5.00	7.4 yrs	276	$5.00
$6.79 -$9.00	725	$7.87	9.0 yrs	46	$8.16
$9.87 - $12.29	105	$11.33	9.4 yrs	—

	1,710	$5.85		877	$3.69

There were no stock options exercised during the three months ended March 31, 2008. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $38.

Non-vested Stock

Under the 2006 Equity Plan, the Company has granted non-vested stock to management, officers and directors, which is subject only to a service condition. In general, such non-vested stock vests over three years for management and officers, and one year for directors. The total cumulative number of shares of non-vested stock granted under the 2006 Equity Plan through March 31, 2008 is 283,125, of which 70,999 shares had vested as of March 31, 2008.

The fair value of non-vested stock is measured at the date of grant based upon the closing price of the Company’s common stock on that date, and such fair value if recognized as stock-based compensation expense over the requisite vesting period. Compensation expense arising from grants of non-vested stock during the three months ended March 31, 2008 and 2007 was $301 and $200, respectively. As of March 31, 2008, approximately $1,304 of unrecognized compensation expense related to non-vested stock grants is expected to be recognized over a weighted average period of 1.5 years.

Note 6—Notes Receivable

At March 31, 2008, long-term notes receivable consisted of non-interest bearing notes receivable from VL Capital, due in 72 monthly installments of $63 beginning April 2008, with a net present value of $3,353, calculated using an imputed interest rate of 5.0% per annum.

VL Capital is a financial entity that purchased water treatment systems utilized by five of the Company’s customers. The Company had previously entered into long-term water services agreements with each of the customers.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 7—Goodwill and Intangible Assets

As described above in Note 3, the carrying amount of goodwill as of March 31, 2008 and December 31, 2007 was $8,682.

Net intangible assets are as shown in the following table as of the dates indicated:

	March 31, 2008	December 31, 2007
Deferred stock based compensation	$138	$189
Fair value of warrants	843	916
Service agreements and contracts	1,355	1,355
Customer relationships	569	569
Covenant not to compete	322	322
Trade name	180	180
Accumulated amortization	(231)	(115)

Intangible assets, net	$3,176	$3,416

The amortization periods of intangible assets are as follows: patents – 17 years; customer relationships – 15 years; covenant not to compete – three years; trade name – two years; service agreements and contracts – six years; deferred stock-based compensation – three years; and fair value of warrants issued to a joint venture partner – five years.

Note 8—Contract Loss Reserve

Beginning in 2006, the Company determined that certain of its service contracts were operating at net cash flow losses, and that these contracts would continue to generate such losses. Accordingly, the Company recorded a reserve for future contract losses at the end of 2006 in the amount of approximately $3,700. An additional reserve for future contract losses was recorded in the third quarter of 2007 in the amount of $4,700 (net of third quarter charges against the prior reserve). Actual losses on the underlying contracts are being charged against the reserve as incurred. Such charges against the reserve totaled approximately $320 during the first quarter of 2008. The reserve for future contract losses included on the balance sheet, both short and long term, as of March 31, 2008 was $6,955.

Note 9— Investment in Empire Water Corporation (Empire)

In May 2007, the Company entered into an agreement to acquire certain water rights and related assets. In December 2007, the Company sold its rights to purchase these assets to Empire. As consideration for the sale of these assets, the Company received 6,000,000 shares of Empire common stock, which represents an ownership interest of approximately 32% in Empire as of December 31, 2007.

The Company accounted for the December 2007 transaction under the equity method. Specifically, the Company recorded $2,500 as gain on sale to affiliate upon the receipt of the shares of Empire common stock by estimating the fair value of such stock based upon concurrent sales of Empire common stock to third parties, and reducing the fair value by the Company’s ownership interest in Empire. This reduction of approximately $1,900 was recorded as deferred revenue—affiliate on the balance sheet of the Company at December 31, 2007 and March 31, 2008.

As required under the equity method of accounting, the Company has also recorded $40 of other expense during the three months ended March 31, 2008, which represents the Company’s 32% interest in Empire’s loss for that period.

Note 10—Litigation

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

During December 2007 and January 2008, two purported securities class action complaints were filed against the Company and its officers alleging violations of the Exchange Act. In addition, in January 2008, a shareholder derivative lawsuit was filed against certain of the Company’s executive officers and the Company’s directors. With respect to these actions, management believes that the Company has adequate insurance coverage or has made adequate accruals for related costs.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), as amended, which are subject to the “Safe harbor” created by those sections. Any such forward-looking statements would be contained principally in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q along with our Annual Report on Form 10-K for the year ended December 31, 2007 completely and with the understanding that our actual future results may be materially different from what we expect.

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

In 2007 and the first quarter of 2008, we derived most of our revenues from designing, assembling and servicing our proprietary ion-exchange systems for the treatment of contaminated groundwater for use as drinking water. Also, in 2007, we launched major initiatives, both external and internal, to facilitate our transformation into a water services company focused on development of our technology+services business model. Using this model, we seek opportunities to combine proprietary or specialized technologies with long-term relationships built through performance-based service agreements to meet groundwater treatment, industrial water and wastewater treatment and resource recovery needs. By expanding the array of technologies we offer through our technology+services model beyond our proprietary ion-exchange technology, we believe we can expand the potential pool of customers, markets and geographic areas for our services.

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

We make available free of charge through our internet website our press releases, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other required filings with the Securities and Exchange Commission (SEC) and amendments thereto as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 8731 Prestige Court, Rancho Cucamonga, California 91730, and our telephone number is (909) 481-6800. Our website address is www.basinwater.com. The information on our website is neither part of nor incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Revenues
System sales	$1,383	46%	$929	58%
Contract revenues	1,605	54%	678	42%

Total revenues	2,988	100%	1,607	100%

Cost of revenues
Cost of system sales	983	33%	1,158	72%
Cost of contract revenues	1,550	52%	630	39%
Depreciation expense	151	5%	106	7%

Total cost of revenues	2,684	90%	1,894	118%

Gross profit (loss)	304	10%	(287)	-18%
Research and development expense	74	2%	161	10%
Selling, general and administrative expense	5,729	174%	2,337	145%

Loss from operations	(5,499)	-166%	(2,785)	-173%
Other income	356	12%	628	39%

Loss before taxes	(5,143)	-154%	(2,157)	-134%
Income tax benefit	—		—

Net loss	$(5,143)	-154%	$(2,157)	-134%

Three months Ended March 31, 2008 and 2007

The following table summarizes the significant components of revenues, cost of revenues and gross profit or loss for the three months ended March 31, 2008 compared to the same period in the prior year:

	2008	2007	Increase (Decrease)
Revenues:
Large system sales	$—	$635	$(635)
Standard system sales	1,383	294	1,089
Contract operations	1,605	678	927

Total Revenues	2,988	1,607	1,381

Cost of Revenues:
Large system sales	—	920	(920)
Standard system sales	983	238	745
Contract operations	1,870	750	1,120
Reserve for future contract operations	(320)	(120)	(200)
Depreciation expense	151	106	45

Total Cost of Revenues	2,684	1,894	790

Gross Profit (Loss):
Large system sales	—	(285)	285
Standard system sales	400	56	344
Reserve for future contract operations	320	120	200
Contract operations	(416)	(178)	(238)

Total Gross Profit (Loss)	$304	$(287)	$591

Revenues

Revenues were $3.0 million and $1.6 million during the three months ended March 31, 2008 and 2007, respectively. Revenues from system sales increased $0.5 million, or 56%, to $1.4 million in the first quarter of 2008 compared to $0.9 million for the same period in 2007. Contract revenues increased from $0.7 million during the first quarter of 2007 to $1.6 million during the same period of 2008, an increase of $0.9 million, or 129%, as the number of systems placed in service with customers during 2008 increased, as well as the addition of Basin Water – MPT, Inc. (MPT), which contributed $0.7 million to contract revenues for the first quarter of 2008 after its acquisition in mid-September 2007.

Cost of Revenues

Cost of revenues increased by $0.8 million, or 42%, to $2.7 million during the first quarter of 2008 compared to $1.9 million during the same period in 2007. Cost of system sales decreased $0.2 million in the three months ended March 31, 2008 compared to the same period in 2007 despite an increase in system sales. During the first quarter of 2007, we recorded approximately $0.3 million higher than anticipated costs associated with the sale of three of our larger groundwater projects. No similar cost overruns were experienced in the first quarter of 2008.

Operating costs for our contract revenues increased $1.1 million, or 138%, to $1.9 million during the first quarter of 2008 compared to $0.8 million in the comparable period of 2007. Operating costs include salt, waste disposal and field service labor expense. The increase in cost is reflective of additional systems in service in 2008 when compared to 2007, as well as $0.4 million in cost of contract revenues as a result of the acquisition of MPT in September, 2007. Contract revenue operating costs for the first quarter of 2008 and 2007 were partially offset by $0.3 million and $0.1 million, respectively, of charges against the reserves for contract operations losses which had been recorded in prior periods.

We expect that our cost of revenues will increase in absolute dollars in future periods due to both an increase in the number of systems sold and higher costs of salt, waste disposal and increased field service labor expense, as well as higher depreciation expense, as a result of having more systems placed in service in future periods.

Gross Profit (Loss)

We recorded gross profit of $0.3 million during the first quarter of 2008 compared to a gross loss of $0.3 million during the first quarter of 2007. This increase in gross profit was primarily the result of higher gross profit on system sales in the first quarter of 2008 compared to higher than anticipated costs associated with the sale of three of our larger groundwater projects, including a $0.5 million reserve for these projects, in the first quarter of 2007. Our contract operations gross profit was impacted by higher volume-related contract operating costs and increased field service labor and engineering expense. We expect our gross profit percentage to fluctuate based on the portion of our revenues derived from system sales as opposed to long-term contracts.

Research and Development Expense

Research and development expense was $0.1 million in the first quarter of 2008 compared to $0.2 million in the first quarter of 2007. We expect our research and development expense to increase in absolute dollars in subsequent periods as we develop additional water treatment systems and expand our research and development personnel. We anticipate that our research and development expense will fluctuate significantly from period to period based upon the timing of our internal and sponsored research projects.

Selling, General and Administrative Expense

The following table summarizes the significant components of selling, general and administrative (SG&A) expenses for the three months ended March 31, 2008 compared to the same period in the prior year.

	2008	2007	Increase (Decrease)
		(In thousands)
Compensation and benefits	$2,003	$795	$1,208
Severance, consulting, and stock-based compensation - former Chairman and CEO	983	—	983
Professional fees	760	456	304
Travel and entertainment	310	116	194
Stock-based compensation expense	261	201	60
Restricted stock expense	250	200	50
Amortization - intangibles	216	73	143
Directors’ fees and public company costs	162	172	(10)
Bad debt expense	153	35	118
Outside selling, marketing & promotion	126	77	49
Insurance	80	78	2
Sarbanes Oxley 404 expense	72	—	72
Other SG&A expense	353	134	219

Total SG&A Expense	$5,729	$2,337	$3,392

SG&A expense increased by $3.4 million, or 148%, to $5.7 million during the first quarter of 2008 from $2.3 million during the same period of 2007. The increase was primarily due to higher compensation and benefits costs as we increased our personnel to support our overall growth. SG&A also increased due to costs associated with the resignation of our former Chairman and CEO. Such costs were $1.0 million and included a cash severance payment, stock-based compensation expense associated with options and restricted stock awarded in prior periods, and consulting payments to be made over a two-year period. Stock-based compensation expense recorded in accordance with the provisions of SFAS No. 123(R) increased in the first quarter of 2008 compared to the same period in 2007. We had increased professional expenses in the first quarter of 2008 when compared to 2007, primarily for legal fees. Additionally, we experienced increases in our sales, marketing and promotion expense as our sales force and marketing efforts expanded in late 2007. SG&A expenses included approximately $0.8 million during the first quarter of 2008 as a result of our acquisition of MPT. We expect our general and administrative expense to continue to increase in future periods as we incur additional costs associated with operating as a public company, and expand our administrative organization to support our overall growth.

Other Income (Expense)

The following table summarizes the significant components of other income and expenses for the quarter ended March 31, 2008 compared to the same period in the prior year.

	2008	2007	Expense (Increase) Decrease
	(In thousands)
Interest income	$397	$702	$(305)
Interest expense - notes & loans	(3)	(36)	33
Equity in loss of affiliate	(40)	—	(40)
Amortization - fair value of warrants	—	(37)	37
Capitalized interest & other	2	(1)	3

Total Other Income	$356	$628	$(272)

Other income was approximately $0.4 million during the first quarter of 2008 compared to $0.6 million in the first quarter of 2007. Interest expense decreased due to the payoff of existing debt in the second quarter of 2007. Meanwhile, since receiving the net proceeds of our initial public offering in mid-May, 2006, we have earned interest income on our invested cash balances. Interest income decreased due to both lower cash balances as we used cash for our operations and lower interest rates on money market funds during the first quarter of 2008 compared to the same period in 2007.

Liquidity and Capital Resources

At March 31, 2008, we had approximately $27.3 million in cash and cash equivalents. We have invested substantially all of our available cash balances in money market funds placed with reputable institutions for which credit loss is not anticipated. The following table summarizes our primary sources and uses of cash in the periods presented.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,639)	$(2,542)
Investing activities	(523)	(899)
Financing activities	—	92

Net decrease in cash and cash equivalents	$(8,162)	$(3,349)

Operating Activities

Net cash used in operating activities was approximately $7.6 million for the first three months of 2008 compared to net cash used of $2.5 million for the comparable period in 2007. In addition to our net loss of $5.1 million, cash used in operating activities was primarily due to an increase in other assets and liabilities of $1.4 million including approximately $0.9 million of bid bonds, a net decrease in accounts payable of $0.7 million, a $0.4 million increase in inventory, and a $0.3 million decrease in contract loss reserve. For the first three months of 2007, net cash used in operating activities of $2.5 million was primarily due to our net loss of $2.2 million, together with a decrease in accounts payable of $0.5 million.

Investing Activities

Net cash used in investing activities was approximately $0.5 million for the first three months of 2008, compared to net cash used in investing activities of $0.9 million during the same period in 2007. Cash used in investing activities for the first three months of 2008 and 2007 primarily represents capital expenditures for building our treatment systems.

Financing Activities

Net cash provided by financing activities was approximately $0.1 million for the first three months of 2007 for cash received from stock option exercises compared to $0.0 million in the same period of 2008.

Outstanding Indebtedness

Contractual Obligations

The following table summarizes our known contractual obligations to make future cash payments as of March 31, 2008 as well as an estimate of the periods during which these payments are expected to be made.

Payments Due by Period	Less than 1 Year 2008-2009	1 to 3 Years (2009-2011)	3 to 5 Years (2011-2013)	More than 5 Years (After 2013)	Total
	(In thousands)
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	10	13	—	—	23
Operating lease obligations	736	1,470	726	—	2,932
Capital commitments (1)	1,984	—	—	—	1,984
Purchase commitments (2)	—	—	—	—	—

Totals	$2,730	$1,483	$726	$—	$4,939

(1)- Represents estimated costs to complete groundwater treatment systems under current contracts with customers

(2)- There are no minimum purchase arrangements with vendors

Capital Expenditures

Capital expenditures totaled $0.5 million in the first three months of 2008 compared to $0.9 million for the comparable period of 2007. Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2008, we had no outstanding indebtedness. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole, we do not consider it necessary to hedge against currency risk.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2008, the end of the period covered by this report.

Based upon that evaluation as of March 31, 2008, and the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2007, we identified a material weakness in our internal control over financial reporting which still existed as of March 31, 2008. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2008.

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

The ineffectiveness of internal controls as of December 31, 2007 stemmed in large part from several significant changes within the Company. The organization structure was changing as we hired additional management, and we were establishing new accounting information systems. This placed additional stress on the organization and our internal controls as these new structures were being instituted within the company. Additionally, the acquisition of MPT in the third quarter of 2007 caused additional changes to our organization structure and accounting systems. While we believe the new organization and the accounting information system will strengthen our internal control functions into the future, during the transition, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

We believe that this material weakness still existed as of March 31, 2008. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2008 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP.

Accordingly, management believes that despite our material weakness, our financial statements for the quarter ended March 31, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

We may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We plan to refine our internal control over financial reporting to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act (SOX 404) to have effective internal controls by December 31, 2008. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management and by our internal auditors, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures

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

During the remainder of 2008, we intend to take the following remediation efforts:

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

(d) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in our Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no repurchases of our common stock during the three months ended March 31, 2008 under the stock repurchase program authorized by our Board of Directors in May 2007 that allowed us to repurchase up to $10 million of our common stock. The shares could be repurchased at times and prices as determined by management, and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases must be made in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Exchange Act, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On May 6, 2008, upon recommendation of the Compensation Committee, and after consultation with a compensation consultant, the Board approved amendments to the Amended and Restated Director Compensation Policy as follows: (a) the non-executive Chairman of the Board will receive an annual retainer of $112,000 (which for 2008 will be retroactive to the time the non-executive Chairman first started serving in such capacity), (b) Board meeting fees for non-employee directors (including the non-executive Chairman of the Board) were increased from $1,500 to $2,000 for attendance in person and from $750 to $1,000 for attendance by telephone, (c) Board committee meeting fees (which shall not be paid to the non-executive Chairman of the Board) were increased from $1,000 to $1,250 for attendance in person and from $500 to $750 for attendance by telephone, (d) the Audit Committee chair annual retainer was increased from $6,000 to $7,500 (which increase is effective as of May 6, 2008), (e) the Compensation Committee and Nominating and Governance Committee chair annual retainers were increased from $4,500 to $5,000 (which increases are effective as of May 6, 2008), (f) similar to other non-employee directors, the non-executive Chairman of the Board will be eligible to receive annual stock option grants with face value equal to approximately two times the cash compensation paid to him in the previous year and (g) similar to other non-employee directors, the non-executive Chairman of the Board will be eligible to receive annual restricted stock grants with face value equal to approximately one and one half times the cash compensation paid to him in the previous year. The amendments to the Amended and Restated Director Compensation Policy became effective May 6, 2008.

On May 12, 2008, Russell C. Ball III resigned from our Board and as a member of the Audit Committee and the Nominating and Governance Committee of the Board. Mr. Ball has served on our Board of Directors since 2006. Mr. Ball’s resignation did not result from any disagreement with us concerning any matter relating to our operations, polices or practices. Prior to his resignation, Mr. Ball served as an independent Class III director. In connection with Mr. Ball’s resignation, the Board of Directors appointed Susan Snow to the Audit Committee and the Nominating and Governance Committee.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: May 12, 2008	BY:	/s/ THOMAS C. TEKULVE
Thomas C. Tekulve
Chief Financial Officer
(Principal Financial and Accounting Officer)