Form 10-K/A
period 2007-12-31
Basin Water, Inc.
filed 2009-02-10
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51991

Basin Water, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4736881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9302 Pittsburgh Avenue, Suite 210 Rancho Cucamonga, California	91730
(Address of principal executive offices)	(Zip Code)

(909) 481-6800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant was approximately $131.8 million based upon the closing price of the Registrant’s common stock on the NASDAQ Global Market on June 29, 2007. On February 2, 2009, there were 22,205,843 shares of common stock, par value $0.001, outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement delivered to stockholders in connection with the Registrant’s 2008 Annual Meeting of Stockholders filed on April 7, 2008 by the Registrant are incorporated by reference into Part III of this Annual Report on Form 10-K/A. With the exception of those portions that are specifically incorporated in this Annual Report on Form 10-K/A, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”) filed by Basin Water, Inc. (the “Company”) originally filed with the Securities and Exchange Commission on March 17, 2008. The Form 10-K/A includes amended and restated consolidated financial statements and related financial information for the years ended December 31, 2007 and 2006, including the financial results in each of the quarterly periods in 2007 and 2006. This information is disclosed in Notes 3 and 4 to the consolidated financial statements. The Company has also restated its unaudited interim consolidated financial statements as of and for the three months ended March 31, 2008 and will file an amendment to its Quarterly Report on Form 10-Q/A for such period. The effects of this restatement are reflected in the comparative amounts included in this Form 10-K/A.

Background of the Restatement

In connection with its review in late June 2008 with respect to certain transactions and in July 2008 with respect to the preparation of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Company identified issues relating to its revenue recognition for certain specific transactions. The Audit Committee of the Company’s Board of Directors (the “Audit Committee”), acting on behalf of the Board, had previously retained independent legal counsel in February 2008 in connection with an inquiry into allegations contained in certain private shareholder litigation brought against the Company, the Company’s directors and certain Company officers. The Audit Committee then asked its independent counsel to broaden its inquiry into other transactions relating to the Company’s revenue recognition. The Audit Committee’s counsel also retained independent forensic accountants to review the foregoing transactions.

On August 6, 2008, the Audit Committee’s counsel, together with the independent forensic accountants, conveyed interim findings to the Audit Committee. On August 11, 2008, the Company announced that it would delay the filing of its quarterly report on Form 10-Q for the quarter ended June 30, 2008 and that the Company believed it may be necessary to restate previously issued financial statements for certain periods as a result of the Company’s revenue recognition relating to certain specific transactions.

On September 23, 2008 and October 28, 2008, the Audit Committee met with its counsel and the forensic accountants to discuss their further report on the findings with respect to the Company’s accounting for the transactions. On October 29, 2008, the Audit Committee discussed the findings of the review with SingerLewak LLP, the Company’s independent registered public accounting firm. On October 29, 2008, the Company announced that the Audit Committee concluded that the Company incorrectly accounted for certain specific transactions in 2006 and 2007. As a result, the Company incorrectly recognized revenues relating to such transactions, including revenues incorrectly recognized as a result of the failure to apply Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities -Deferral for Certain Interests, Revised December 2003 (FIN 46(R)). The Company also announced that the Audit Committee concluded that the Company’s financial statements for the fiscal years ended December 31, 2006 and December 31, 2007, including each of the fiscal quarters in 2006 and 2007, and for the fiscal quarter ended March 31, 2008, should no longer be relied upon. The consolidated financial statements and related financial information contained in our Annual Reports on Form 10-K for 2006 and 2007 should be read only in conjunction with the information contained in this Form 10-K/A. See Notes 3 and 4 of our consolidated financial statements included in this Form 10-K/A for further discussion.

The Division of Enforcement of the Securities and Exchange Commission is conducting an investigation with respect to the Company’s accounting and related disclosure and other matters. The Company is cooperating with the SEC.

Subsequent to the Company’s announcement that it would restate its consolidated financial statements, the Company’s auditors, SingerLewak LLP, commenced an audit of the Company’s restated financial statements for the fiscal years ended December 31, 2007 and 2006.

The Restatement and Other Related Matters

Set forth below is a summary of the significant determinations regarding the restatement.

1.	Failure to Apply FIN 46(R)

In 2007, the Company entered into four transactions with respect to the sale of water treatment units to two special purpose entities (VL Capital, or VLC, and Water Services Solutions, or WSS) that were to be funded by third-party financial institutions. The underlying agreements provided that the Company would sell VLC and WSS water treatment units subject to water service agreements (WSAs) between the Company and its customers. The special purpose entities would then have the right to receive the scheduled lease payments from the customers subject to the WSAs. In two transactions with VL Capital, the Company recognized a total of $4.4 million of revenues. In two transactions with WSS, the Company recognized a total of $3.9 million of revenues. The Company has concluded that the financial statements of VLC and WSS should be consolidated with those of the Company in accordance with FIN 46(R). This analysis is based on the fact that the structure of the transactions with VLC and WSS did not effectively transfer sufficient risk to the other parties to the transactions, leaving the Company with the majority of the risks. In addition, in the transactions with WSS, the contract conditions of the transactions were not fulfilled. As a result, the Company incorrectly recognized revenues from these transactions.

2.	Revenue Recognition Issues

In 2006 and 2007, the Company entered into water treatment unit sale transactions with a number of customers. Those transactions being restated are described below.

In the first transaction, the Company sold a water treatment unit in the quarter ended June 30, 2006, although the purchase agreement was not executed until August 2006. The customer terminated the purchase agreement shortly after its execution, and the Company recorded a bad debt expense for the profit recognized on the sale due to the termination of the agreement in the quarter ended December 31, 2006. The Company has determined that it should reverse the revenues in the amount of $0.9 million in the fourth quarter of 2006 and the bad debt expense in the amount of $0.1 million and $0.4 million in the fourth quarters of 2007 and 2006, respectively, associated with this transaction.

In the second transaction, the Company was negotiating the sale of a water treatment unit with a customer up to and including September 29, 2006, when the customer sent the Company an email instructing it to release the unit for delivery and indicating that the customer would be contacting the Company early the next week to finalize the agreement. The Company shipped a water treatment unit in the quarter ended September 30, 2006, but the terms of the contract were not finalized until February 2007. The Company has determined that the revenues from this transaction in the amount of $0.2 million should have been recognized in the quarter ended March 31, 2007 rather than the quarter ended September 30, 2006.

In the third transaction, the Company recognized revenues of $1.5 million with respect to a transaction in the quarter ended March 31, 2006, based on a unit purchase agreement dated March 30, 2006, but portions of the agreement were still being negotiated until June 2006. The agreement provides for 10% of the transaction amount to be paid upon signing the letter of intent, which occurred in December 2005, with the remaining 90% of the amount due to be paid in March 2009. Based on its review, the Company has concluded that it should have recognized 10% of the transaction amount, or $0.2 million in the quarter ended June 30, 2006 when the transaction documentation was completed and executed, and that it should recognize the remaining $1.3 million as revenues upon collection. Subsequently, in February 2009, the water treatment units were returned to the Company as part of the settlement of a dispute with the third party (see Note 22 to our consolidated financial statements).

In the fourth transaction, the Company received a purchase order from one of its suppliers for the purchase of two water treatment units in the third quarter of 2006 upon which it recognized revenues pursuant to percentage of completion accounting. However, the terms of the purchase order did not specify the shipping date for the units, the supplier never specified a shipping date and the units were never shipped. In addition, the customer claimed a right of return which the Company disputes. The transaction is being restated and the revenues reversed in the amount of $0.1 million and $0.6 million in 2007 and 2006, respectively.

In the fifth transaction, the Company entered into a letter of intent with a customer in the third quarter of 2007 for the sale of a water treatment unit and recognized revenues during that quarter. Pursuant to the terms of the letter of intent, the customer’s purchase of the unit was subject to the satisfaction of test criteria and data delivery under a previously-executed demonstration agreement relating to the unit. These conditions were not satisfied as of the end of the third quarter of 2007. Based on these facts, the Company has concluded that it should reverse the revenues of $0.9 million in the third quarter of 2007 from this transaction.

3.	Accounting for Warrants

The Company reviewed its treatment of the non-cash expense related to the warrants that were issued to Aqua America, Inc. (Aqua) in connection with a $2.0 million loan to the Company in February 2006 and a proposed strategic relationship between Aqua and the Company. The loan matured on the first anniversary of the Company’s initial public offering, and the proposed strategic relationship was intended to have a term of five years. Documents memorializing the exact terms of the strategic relationship were exchanged with Aqua; however, a formal agreement reflecting the strategic relationship was never executed. Based on the fact that no formal agreement related to the strategic relationship was entered into and the fact that the loan agreement specifically referenced issuance of the warrants, the Company has concluded that the warrant expense should have been recognized over the life of the loan, rather than over the anticipated life of the proposed strategic relationship. As a result of this correction, the Company recorded additional interest expense of approximately $0.4 million and $0.9 million in 2007 and 2006, respectively. In addition, the Company reversed amortization expense of $0.3 million in both 2007 and 2006.

4.	Empire Transaction

In reviewing the accounting for the December 2007 sale to Empire Water Corporation of the right to purchase certain water rights and related assets, the Company determined that errors were made relating to the gain recorded with respect to such transaction. The Company originally recorded a $2.5 million gain upon receipt of shares of Empire Water Corporation stock in such transaction. The gain was incorrectly recorded due to rounding and mathematical errors, as well as a revision of the Company’s basis in the assets sold to Empire Water Corporation. As a result, the Company has determined that the recorded gain should have been $3.1 million. The Company recorded $0.6 million additional gain on sale to affiliate in 2007.

5.	Contract Loss Reserve

The Company has determined that an error was made in the calculation of the reserve for contract losses at September 30, 2007. Specifically, with regard to one of its service contracts, it was assumed that a possible facility expansion would result in higher service fees to the customer, thus eliminating estimated operating losses on this contract beyond 2008. This expansion (and anticipated fee adjustment) was not contractually committed to and therefore should not have been considered in estimating the contract loss reserve at September 30, 2007. As a result, the Company has increased the reserve for contract losses (and related cost of contract revenues) in the restated consolidated financial statements for the quarter ended September 30, 2007 by approximately $1.8 million to correct this error.

6.	Balance Sheet Reclassification for Purchase Accounting

During the course of its review of the final purchase accounting for the acquisition of Mobile Process Technology Co. (MPT), the Company determined that an error in the approximate amount of $2.3 million had been made in recording deferred tax liabilities and goodwill. As a result, the Company has reduced deferred tax liabilities and goodwill by this amount as of December 31, 2007. This correction had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2007.

7.	Other Adjustments

In connection with the review of its financial statements as part of the restatement, the Company has reviewed various other adjustments and reclassifications from prior years and determined these other adjustments and reclassifications should be made in the consolidated financial statements.

Effect of Restatement

The cumulative effect of the adjustments relating to all of these errors reduced revenues by approximately $9.1 million and $3.2 million in the fiscal years ended December 31, 2007 and 2006, respectively. Net loss increased by approximately $3.0 million and $2.3 million in the fiscal years ended December 31, 2007 and 2006, respectively. The following table sets forth the effects of the above errors on net loss (in thousands of dollars):

	(Increase)/Decrease in Net Loss
	Years Ended December 31,		Cumulative Total
	2007	2006
Failure to apply FIN 46(R)	$(1,739)	$—	$(1,739)
Revenue recognition errors	56	(1,323)	(1,267)
Errors in accounting for warrants	(156)	(600)	(756)
Error in recording Empire transaction	594	—	594
Error in recording contract loss reserves	(1,837)	—	(1,837)
Other adjustments, net	56	(362)	(306)

Total Adjustments	$(3,026)	$(2,285)	$(5,311)

The following table sets forth the effects of the above errors on EPS (in thousands, except per share items):

	Years Ended December 31,
Net loss per share	2007 As Reported	(Increase) to Net Loss	2007 Restated	2006 As Reported	(Increase) to Net Loss	2006 Restated
Numerator:
Net loss applicable to common shares	$(15,250)	$(3,026)	$(18,276)	$(11,167)	$(2,285)	$(13,452)

Denominator:
Weighted average common shares outstanding	20,185	—	20,185	16,048	—	16,048

Net loss per common share	$(0.76)	$(0.15)	$(0.91)	$(0.70)	$(0.14)	$(0.84)

Net loss per share - assuming dilution
Numerator:
Net loss applicable to common shares	$(15,250)	$(3,026)	$(18,276)	$(11,167)	$(2,285)	$(13,452)

Denominator:
Weighted average common shares outstanding	20,185	—	20,185	16,048	—	16,048

Net loss per common share - diluted	$(0.76)	$(0.15)	$(0.91)	$(0.70)	$(0.14)	$(0.84)

For each of the years ended December 31, 2007 and 2006, the Company incurred net losses. The impact of common stock equivalents has been excluded from the computation of diluted EPS because the effect on net loss per share is anti-dilutive.

The following table sets forth the effects of the above errors on the balance sheets for the years ended December 31, 2007 and 2006 (in thousands of dollars):

	Increase/(Decrease) in Balance Sheet
	December 31,
	2007	2006
Current Assets	$(2,815)	$(1,177)
Property and Equipment	6,859	1,491
Other Assets	(7,295)	(2,908)

Total Assets	$(3,251)	$(2,594)

Current Liabilities	$567	$(192)
Other Liabilities	(832)	—

Total Liabilities	(265)	(192)

Non-Controlling Interest	84	—

Stockholders’ Equity	(3,070)	(2,402)

Total Liabilities and Stockholders’ Equity	$(3,251)	$(2,594)

The effects of these restatements are reflected in the consolidated financial statements and other supplemental data, including the unaudited quarterly data for fiscal years 2007 and 2006 and selected financial data, included in this Form 10-K/A. The Company has not amended and does not intend to amend any of its previously filed annual reports on Form 10-K for the periods affected by the restatement or adjustments other than in this Form 10-K/A or any of its previously filed Quarterly Reports on Form 10-Q other than its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2008 being filed after this report.

We have updated information in this filing to reflect the effects of the restatement as well as certain developments in our business and operations since December 31, 2007.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “Safe Harbor” created by those sections. Any such forward-looking statements would be contained principally in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Item 1A. Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K/A. You should read this Annual Report on Form 10-K/A completely and with the understanding that our actual future results may be materially different from what we expect.

We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

Basin Water, Inc. designs, builds and implements systems for the treatment of contaminated groundwater, industrial process water, and air streams from municipal and industrial sources. It provides reliable sources of drinking water for many communities, and the ability to comply with environmental standards and recover valuable resources from process and waste water streams.

In 2007, we derived most of our revenues from designing, assembling and servicing our proprietary ion-exchange systems for the treatment of contaminated groundwater for use as drinking water. Also, in 2007 and 2008, we launched major initiatives, both external and internal, to facilitate our transformation into a water services company focused on development of our technology+services business model. Using this model, we seek opportunities to combine proprietary or specialized technologies with long-term relationships built through performance-based service agreements to meet groundwater treatment, industrial water and wastewater treatment and resource recovery needs. By expanding the array of technologies we offer through our technology+services model beyond our proprietary ion-exchange technology, we believe we can expand the potential pool of customers, markets and geographic areas for our services.

While we have commenced a number of new initiatives since 2007, we continued in 2008 to derive substantially all of our revenues from our proprietary, ion-exchange, onsite regenerable treatment system. That system reduces groundwater contaminant levels in what we believe is an efficient, flexible and cost-effective manner. Our system produces what we believe are very low waste rates, can effectively treat medium-to-high volume requirements and is capable of removing multiple chemical contaminants at a single site. These systems regenerate the resin by using a salt brine solution to remove the contaminants from the resin so that it can be used again in the ion-exchange process. We market these systems to utilities, cities, municipalities, special districts, real estate developers and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants.

We are defining our municipal market opportunities in targeted geographic regions and our industrial market opportunities on a national basis. In the West, our company’s historic base, rapid population growth and decreasing drinking water supplies continue to provide opportunities for our technology and services. In addition, we believe that concerns over specific contaminants throughout the country will also provide opportunities for our technology and services, such as for treatment of the chemical contaminants.

Building on our success in the market for treating groundwater to be used for drinking water, we are taking steps to become a next generation water services company that succeeds by combining the strengths of our existing businesses and employees with the offering of cutting edge technology and site-tailored solutions. We plan to employ this model across a broad range of treatment scenarios in municipal and industrial markets for the treatment of water and air streams.

We make available free of charge through our internet website our press releases, this Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other required filings with the Securities and Exchange Commission (SEC) and amendments thereto as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our internet website also contains our Code of Ethics. Our principal executive offices are located at 9302 Pittsburgh Ave., Suite 210, Rancho Cucamonga, California 91730, and our telephone number is (888) 481-6811. Our website address is www.basinwater.com. The information on our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K/A.

Company History

Originally incorporated in California in 1999, Basin Water reincorporated in Delaware in connection with our initial public offering which was completed in May 2006. Our operations from 1999 until 2001 consisted primarily of research and development activities, as we developed our proprietary ion-exchange process. Our proprietary process was conceived by Peter L. Jensen, our founder and former Chief Executive Officer, and the late Dr. Gerald Guter, who served as our Chief Scientific Officer. Also during this time, we developed a groundwater treatment system for commercialization of our proprietary process and increased our personnel to include additional engineers and sales and marketing personnel. We successfully completed a prototype for our groundwater treatment system in May 2002, and shortly thereafter we assisted one of our customers in submitting an application with the California Department of Health Services (DHS) for a permit to operate our system for treatment of nitrate. In June 2002, our customer received the first permit from DHS for operation of our system to treat groundwater. We also received our first revenues in 2002 from sales of our groundwater treatment system and operations.

From 2002 through 2006, we focused our efforts on developing systems that could treat other contaminants, increasing our engineering workforce, developing our sales and marketing force, obtaining patents, and improving our internal finance and accounting capabilities.

Beginning in the last quarter of 2006, and continuing throughout 2007, we focused our efforts on becoming a more diversified and predictable growth company by developing our technology+services business model and also implementing internal and external initiatives.

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

Our external initiatives included the Mobile Process Technology, Co. acquisition, and entering into a strategic alliance with Rohm and Haas Chemicals LLC, among others. In addition, in September 2008, we acquired the assets of a bioreactor and biofilter business, which we refer to as Envirogen, from Shaw Environmental, Inc. and its affiliates, which we refer to as Shaw.

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

Demand for technology+services. We believe our technology+services offerings can be valuable to municipal and industrial customers. We believe there is demand by our customers for an offering that includes our technology combined with a long-term services agreement to provide services and maintenance with our performance guarantee for the life of the agreement.

Demand for treatment of wastewater and air streams, water reuse and the recovery of valuable commodities. We also believe there is demand for treatment of wastewater and air streams, water reuse and metals and commodities recovery systems and services. Many industrial facilities face increasingly stringent discharge requirements for industrial wastewater, driving demand for technological solutions like ours for wastewater treatment. We also believe that demand exists for applications through which our customers can reuse and recycle wastewater for process water needed for manufacturing or other industrial uses. Furthermore, in light of the high cost of metals and other materials, we believe there is demand for technologies that are able to recover valuable commodities from wastewater streams.

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

Our expanded technologies. We have made concerted efforts to expand our technology portfolio beyond proprietary onsite regenerable ion-exchange technology. While our ion-exchange technology continues to have potential in a variety of applications in the groundwater treatment market, we believe that additional opportunities exist for ion-exchange and absorptive media systems utilizing alternative methods of regeneration or media handling, and also technologies that can remove organic contaminants from water. Therefore, during 2007 we sought out and acquired the rights to ion-exchange technologies and other technologies that would enable us to address these opportunities through our September 2007 acquisition of Mobile Process Technology Co., which we refer to as MPT (see Note 5 to our restated consolidated financial statements), our November 2007 strategic alliance with a wholly owned subsidiary of Rohm and Haas Company named Rohm and Haas Chemicals, LLC, which we refer to as Rohm and Haas, and our 2007 agreement with Purifics ES Inc., which we refer to as Purifics, a licensed engineering firm headquartered in London, Ontario, Canada. In 2008, we also acquired Envirogen, providing us with a bioreactor and biofilter business that includes the design and supply of fluidized bed, membrane, and suspended carrier bioreactors for the treatment of groundwater, wastewater and air streams in industrial, municipal and federal applications.

We believe these expanded technologies will enable us to address a large market of potential customers.

Our experienced management team. One of our developing strengths is our management team. Beginning in late 2006 and continuing into 2008, we bolstered our existing management team by hiring veterans from the water industry as well as other leading industries that have experience with technology and service offering business models. Most notably, our President and Chief Executive Officer joined Basin Water in October 2006 and brought the knowledge and experience to develop our business model. In addition, we hired four senior managers all of whom had past experience in the water, wastewater and other related industries. We believe the management team we have assembled has significantly strengthened our ability to achieve our goal to develop and implement our technology+services business model.

Our Strategy

Next generation water services company. In our view, water treatment companies who are able to profitably offer predictable, competitive life-cycle costs will become the “next generation” of water treatment companies. Our goal is to define, test and then implement the strategies necessary to become a “next generation” water services company. To do that we believe we must develop offerings and select opportunities that will generally involve pairing a proprietary or specialized technology with a service agreement to meet a defined set of customer needs. To date we continue to make progress as a provider of groundwater treatment systems and services to our customers throughout the United States, with an initial focus on the arid West. We plan to achieve these goals through the following strategies:

Develop and implement our technology+services model. We have developed and will now implement our technology+services business model that combines proprietary or specialized technologies with long-term relationships built through performance-based service agreements to meet groundwater treatment, industrial water and wastewater treatment, and resource recovery needs. Over time, we may also seek to offer this technology+services model to the technologies acquired in our Envirogen acquisition.

Extend our business and geographic reach throughout the United States. We intend to expand our business reach beyond the arid West into all areas of the United States. Our expansion plans include the creation of five regions (West, Southwest, Southeast, Great Lakes and Northeast) encompassing all of the continental United States to serve as our marketing, sales and technical services platforms for municipal customers within each of those regions. Marketing to municipal customers typically requires a local presence within the customer’s geographic region. In 2007, we began an internal organizational change and expansion through the assignment of dedicated management, sales, marketing, and technical support to certain of these regions. In addition to our West regional office in Rancho Cucamonga, we now have a footprint in the Southeast with our facility in Memphis, a footprint in the Northeast with our Envirogen acquisition and a new Southwest regional office in Houston. We currently have a sales presence in the Great Lakes. We believe sales and marketing teams at the local level will be more effective because of their knowledge of and relationships with the municipalities within their region. We expect marketing to industrial customers to be more effective on a nationwide basis from one central location. Thus, for our industrial customers, we have a national sales and marketing team supported by our Memphis facility.

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

Our Technology and Services

Our ion-exchange treatment systems. Our groundwater treatment services generally utilize our ion-exchange technology. To treat contaminated groundwater, the water is pumped from the wellhead into our system which contains a bed of ion-exchange resin. Through the ion-exchange process, the contaminants remain on the resin while the clean water exits the system and enters the drinking water distribution system. This process continues until the resin inside the bed is saturated with contaminants. We offer our customers three types of ion-exchange treatment systems—onsite regenerable systems, offsite regeneration systems, and disposable resin systems. The primary difference among these three types of systems is how resin is used in the treatment process. For our onsite regenerable system, once the resin bed is saturated with contaminants, sometimes referred to as being spent or exhausted, a saturated salt brine solution is pumped into the tank which regenerates the resin onsite. For our offsite regeneration systems, we remove the spent resin to be regenerated offsite, and replenish the system with regenerated resin. The spent resin is transported for processing, such as at our Memphis central regeneration facility. There the resin is regenerated to be returned to service at the customer’s site. For some contaminants, such as radionuclides, regeneration is not feasible. In those situations we use a disposable resin system whereby we dispose of the resin in accordance with the particular regulation applicable to the contaminant being removed.

Our ion-exchange treatment systems are assembled on a build-to-order basis using raw materials from suppliers typically located in the United States and from predominantly “off-the-shelf” components for which there are generally multiple suppliers. In the past, we assembled our onsite regenerable and disposable ion-exchange treatment systems at our facility in Rancho Cucamonga, California and our offsite regenerable systems at our facility in Memphis, Tennessee. As of December 31, 2007, eight onsite regenerable ion exchange treatment systems were in process at our Rancho Cucamonga location, and no systems were in process at our Memphis location. We plan to outsource all future assembly operations that were previously conducted at our Rancho Cucamonga location.

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

Our onsite regenerable, and certain disposable resin systems, use a multiple-bed system design, providing flexibility to meet different volume requirements. These systems allow resin beds to be sequenced in and out of service to optimize performance and offer users a wide range of production rates up to 12,000 gpm.

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

As of December 31, 2007, we had a total of 79 systems on order or under contract with 24 different customers (not including approximately 200 small customers from our Memphis facility), of which 46 systems are installed, permitted and can process water. Six systems are awaiting regulatory permits with the remaining 27 systems in various stages of contracting or manufacturing. These 79 systems on order or under contract nationwide represent an aggregate installed capacity of approximately 115,000 acre-feet per year, or approximately 37.4 billion gallons per year.

The following customers accounted for more than 10% of our revenues in the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Baldy Mesa Water District	24%	38%	*
California Water Services Company	12%	*	*
Shaw Environmental, Inc.	*	21%	11%
Coachella Valley Water District (1)	*	*	34%
Del Valle Capital Corp.	*	*	14%
Arizona American Water Company	*	*	12%

Totals	36%	59%	71%

*	Indicates a less than 10% customer during such period.
(1)	We were formerly parties to an arrangement pursuant to which Shaw provided site work, bonding and other services to Coachella Valley Water District.

As of December 31, 2007, our revenues backlog, assuming no further renewal of our long-term contracts, was $38.4 million, compared to our revenues backlog of $41.6 million at December 31, 2006.

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

Finally, many of our current and potential competitors have significantly stronger financial resources, larger marketing and service organizations and significantly greater market expertise than we have. However, we believe that we can compete favorably based on the efficacy of our proprietary technology, our newly acquired technological expertise, our technology+services business model, and our significant relationships with our customers.

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

We intend to expand our sales and marketing efforts beyond the arid West into other geographic areas of the United States. Our expansion plans include the creation of five regions (West, Southwest, Southeast, Great Lakes and Northeast) encompassing all of the continental United States to serve as our marketing, sales and technical services platforms for municipal customers within each of those regions. This expansion should assist our marketing efforts, because marketing to municipal customers typically requires a local presence within the customer’s geographic region. In 2007, we made organizational changes to assign dedicated management, sales and service, marketing, and technical support to certain of these regions. In addition to our West regional office in Rancho Cucamonga, we now have a footprint in the Southeast with our facility in Memphis and in the Northeast with our Envirogen acquisition, and we opened a new Southwest regional office in Houston in mid-2008. We currently have a sales presence in the Great Lakes. We believe sales and marketing teams at the local level will be more effective because of their knowledge of and relationships with the municipalities within their region. We expect marketing to industrial customers to be more effective on a nationwide basis from one central location. Thus, for our industrial customers, we have a national sales and marketing team supported out of our Memphis facility.

We have expanded our sales and marketing efforts through strategic relationships, including the Rohm and Haas alliance and the agreement with Purifics. Our sales team plans to use Rohm and Haas’ expertise and contacts in the water treatment industry to develop and manage our relationships with customers and our strategic relationships.

Other Significant Transactions

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

On November 14, 2007, we entered into an exclusive alliance with Rohm and Haas to provide technology solutions and service offerings in both the drinking water market and certain areas of the industrial market. We expect the alliance to also develop new technologies to address other groundwater treatment issues, such as produced water from oil and gas operations and emerging water recovery applications. Each member of the alliance will contribute its respective core strengths to the alliance: Rohm and Haas its research and development capabilities, global infrastructure and ion exchange resins and our company its systems designs, channels to market and service capabilities. We expect the alliance to initially market offerings in the United States and Canada using our technology+services business model to provide guaranteed performance and guaranteed costs over the lifetime of a project. As part of the alliance, we have exclusive access to Rohm and Haas ion-exchange resin technology for certain selected markets.

The initial term of the alliance is five years. The parties agreed to renew the alliance agreement if at the end of the initial term the alliance has met projected budget, earnings and growth projections.

Investment in Empire Water Corporation (Empire)

In May 2007, we entered into an agreement to acquire certain water rights and related assets. In December 2007, we sold to Empire the rights to purchase certain collective assets from unrelated parties including (a) a canal located in San Bernardino and Riverside counties in Southern California that is approximately eighteen miles in length, (b) rights to pump water from the San Bernardino Basin, and (c) other equipment and tangible and intangible personal property of the sellers. As consideration for the sale of these assets, we received 6,000,000 shares of Empire common stock, which represents an ownership interest of approximately 32% in Empire as of December 31, 2007.

Envirogen Acquisition

On September 18, 2008, we acquired Envirogen, Shaw’s bioreactor and biofilter business, for approximately $1.5 million cash (subject to adjustment for working capital) plus the settlement of a disputed claim against Shaw for amounts we claimed to be owed by Shaw. The bioreactor and biofilter business includes the design and supply of fluidized bed, membrane, and suspended carrier bioreactors for the treatment of groundwater and wastewater streams in industrial, municipal and federal applications. The business also includes the design and supply of biofilters for the treatment of air streams from municipalities and industry for the removal of odor-causing and other contaminants.

Shaw Agreement

Our national arsenic sales agreement with Shaw expired on December 9, 2007. As a result of the expiration of this agreement with Shaw, we have now reacquired rights to market our arsenic treatment systems in all territories to which Shaw had previously been granted exclusive rights.

Government Regulation

Our customers are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials and also are subject to other federal and state laws regarding health and safety matters. Under the contracts with our customers, we assist them in meeting these regulations and obtaining any required permits and/or licenses in order to implement our systems. These laws and regulations are constantly evolving, and it is difficult to predict the effect these laws and regulations may have on us or our customers in the future.

In the United States, many different federal, state and local laws and regulations govern the treatment of contaminated groundwater, wastewater, air streams, disposal of attendant wastes, and distribution of potable water. Changes in such laws and regulations could have a material adverse effect on our business. The increased interest in the treatment of contaminated groundwater due to increased attention to the adverse health effects from contaminated drinking water may result in intervention by governmental regulatory agencies in the United States or elsewhere under existing or newly enacted legislation and in the imposition of restrictions, fees or charges on users and providers of products and services in this area. Conversely, the failure of the EPA or state regulatory agencies to act on a timely basis to set interim or permanent standards for pollutants, or to delay effective dates for standards for pollutants, grant waivers of compliance with such standards or take other discretionary actions not to enforce these standards, may decrease demand for our systems and services and thus harm our business significantly.

Each groundwater treatment solution, including our contaminant treatment systems, must be permitted by applicable state regulatory agencies prior to use of such systems by our customers. Typically, our customers apply for a permit from the applicable state regulatory agency to use our systems, and we assist our customers in completion of the permit application process. The application process for our system is time consuming and often involves several information requests to our customers by the regulatory agencies with respect to our systems.

Furthermore, we cannot predict the impact of changing drinking water standards on the approval of our technology for groundwater treatment. The MCLs for contaminants are subject to review and revision by the EPA and applicable state regulatory agencies. The MCLs may be changed to levels below that which our systems can treat on a cost-effective basis, and if we are unable to design systems that remove contaminants below the designated MCL, then the state regulatory agencies will fail to approve our systems. Without regulatory approval, our systems could not be used by our customers, and we would be required to develop technology that meets any revised MCLs.

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

The Memphis facility’s environmental permits include a National Pollutant Discharge Elimination System (NPDES) wastewater discharge permit to discharge process wastewater to the City of Memphis, Tennessee’s publicly owned treatment works (POTW), an NPDES Stormwater Discharge permit issued by the State of Tennessee, and Special Solid Waste Disposal Permits issued by the facility’s solid waste disposal contractor for the land disposal of certain non-hazardous special waste streams.

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

Research and Development

Product development activities primarily focus on project related field work that include 1) the design and evaluation of experimental ion-exchange processes and groundwater treatment systems for the removal of various contaminants, and 2) development of processes involving an array of technologies useful in our expansion from an ion-exchange company to a commercial water treatment company. These development activities include extensive piloting efforts on applications related to the removal of nitrate, arsenic and radionuclides from groundwater.

As a result of our acquisition of Envirogen in the third quarter of 2008, we have enhanced our internal research and development capabilities.

We had a sponsored research arrangement with UNLV under which they were researching and testing certain aspects related to the regeneration of exchange resins that may be useful in a technology for biologically removing and destroying perchlorate load from spend ion-exchange resins, which we refer to as the BIONExchange™ process. Any intellectual property developed by us under the agreement is owned by us, any intellectual property developed by UNLV under the agreement is owned by UNLV, and intellectual property developed jointly will be jointly owned by the parties. Due to uncertainties surrounding the future commercial viability of this technology, we intend to write off certain related costs totaling approximately $0.7 million during the quarter ended September 30, 2008. We have an option to acquire intellectual property from UNLV not solely owned by us, and we paid $0.3 million to UNLV from 2005 to 2007. Such arrangement was discontinued in the fourth quarter of 2008.

In 2007, we sponsored research and testing at the University of Maryland Biotechnology Institute, which we refer to as UMBI. This research involved the biological destruction of nitrates from residual brine solutions resulting from ion exchange processes to remove nitrates from groundwater. We paid $5,000 to UMBI in the year ended December 31, 2007. We have discontinued further research projects with UMBI.

Our total research and development expenses were $0.6 million, $0.6 million and $0.7 million in 2007, 2006 and 2005, respectively.

We intend to continue our active development efforts internally and through our existing strategic alliances and our Envirogen operations to strengthen the position of our groundwater and other treatment technologies through the development of new and improved processes. The principal goals of our program are maintaining our position as a technological leader in solving customers’ problems with technology+services, and acquiring access to and developing new products and services.

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

We have developed what we believe to be an innovative process design that significantly improves the economics of using ion exchange for groundwater treatment. As of December 31, 2007, we have two issued United States patents directed to a system and process for the removal of arsenic, one issued United States patent directed to a process for the removal of nitrate and two issued United States patents directed to processes for the removal of perchlorate. We also have one issued patent in the United States and in five European countries directed to our BIONExchange™ process, a proprietary process for biologically removing and destroying perchlorate load from used ion-exchange resins and alternatively from perchlorate-laden ion-exchange resin regeneration brines. We currently are developing technology related to the removal of radium, for which we plan to seek patent protection.

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

MPT, which we acquired in September 2007, holds five United States patents and twelve foreign patents related to various chemical manufacturing processes. These patents relate to 1) an improved process for the recovery of ethylene glycol from spent glycol generated in the manufacture of polyethylene terephthalate, 2) an improved separation process for the continuous catalytic oxidation of aromatic alkyls for the production of aromatic carboxylic acids in a liquid solvent medium, 3) an apparatus and method for the purification of waste wash water derived from the production of aromatic acids, 4) a method of polyester manufacturing using cross flow membrane filtration, and 5) a process for the recovery of molybdenum catalyst from the epoxidation reaction product of olefins with organic hydroperoxides.

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

In connection with our acquisition of Envirogen, we are in the process of obtaining the rights to a number of patents relating to the bioreactor and biofilter business.

Employees

As of December 31, 2007, we employed 107 full-time and 5 part-time employees. None of our employees are represented by a collective bargaining agreement. There are no pending labor-related legal actions against us filed with any state or federal agency. We believe our employee relations are good.

ITEM 1A.	RISK FACTORS

Risks Related to the Restatement

The restatement of our consolidated financial statements has had a material adverse impact on us, including increased costs and the increased possibility of legal or administrative proceedings.

We determined that our consolidated financial statements for the years ended December 31, 2006 and 2007 and for the first quarter of 2008 should be restated. As a result of these events, we have become subject to a number of additional risks and uncertainties.

We have incurred substantial unanticipated costs for accounting and legal fees in 2008 in connection with the restatement of our consolidated financial statements. We will be filing an amendment to our Quarterly Report on Form 10-Q/A to restate our consolidated financial statements for the quarter ended March 31, 2008. Until the restatement is complete, we expect to continue to incur additional costs. In addition, the restatement has caused and may continue to cause a significant diversion of management’s time and attention.

We have been named in a number of lawsuits that began in December 2007. As a result of our restatement, the plaintiffs in these lawsuits have made additional claims, expanded existing claims and expanded the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. As a result, we may incur additional substantial defense costs regardless of their outcome. Likewise, such events might cause an additional diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

The Securities and Exchange Commission (SEC) has instituted an investigation with respect to the Company’s accounting and related disclosure and other matters. The Company is cooperating with the SEC. This investigation has diverted and will likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigation could result in the SEC seeking various penalties and relief, including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time and can lead to further substantial costs and diversion of management time and attention.

Failure to satisfy the listing requirements of the Nasdaq Global Market could result in our common stock being delisted, which may have an adverse effect on our stock price.

Timely filing of annual and periodic reports with the SEC is required for continued listing under Nasdaq Marketplace Rule 4310(c)(14). On August 14, 2008, we received a staff determination letter from The Nasdaq Stock Market stating that our common stock is subject to delisting from the Nasdaq Global Market for our failure to file with the SEC by the required deadline a quarterly report on Form 10-Q for the period ended June 30, 2008. We appealed Nasdaq’s determination at a hearing held before the Nasdaq Listing Qualifications Panel (the “Panel”) on October 16, 2008. On November 10, 2008, the Panel granted us continued listing on The Nasdaq Global Market provided that the Company files its quarterly reports on Form 10-Q for the periods ended June 30, 2008 and September 30, 2008 and any restatement of prior periods that may be required by February 10, 2009. On November 11, 2008, we received a letter from The Nasdaq Stock Market stating that our failure to file with the SEC a quarterly report on Form 10-Q for the period ended September 30, 2008 by the required deadline serves as an additional basis for delisting our common stock from the Nasdaq Global Market and requesting that we present our views on the matter in a written submission to the Panel by November 18, 2008. We provided a written submission to the Panel in a timely manner requesting an extension to file the Form 10-Q for the period ended September 30, 2008.

In addition, the Nasdaq Global Market imposes, among other requirements, minimum bid and public float requirements. The price of our common stock must close at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq Global Market. Our common stock has been trading at a price below $1.00 per share. On October 16, 2008, The Nasdaq Stock Market announced the immediate suspension of its enforcement of the rules requiring a minimum $1.00 closing bid price and that it will not take any action to delist any security traded on the Nasdaq Global Market that fails to comply with the minimum $1.00 closing bid price requirement until January 19, 2009. On December 19, 2008, The Nasdaq Stock Market announced a further suspension of its enforcement of these rules until April 20, 2009. Consequently, for as long as Nasdaq’s rule suspension remains in effect, Nasdaq will not delist our stock if the closing bid price for our common stock falls below $1.00 per share during the rule suspension period. If the closing bid price of our common stock continues to fail to meet Nasdaq’s minimum closing bid price requirement at any time on or after April 20, 2009, or if we otherwise fail to meet all other applicable Nasdaq requirements, Nasdaq may make a determination to delist our common stock.

If our common stock is delisted from the Nasdaq Global Market, our common stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq Global Market. Accordingly, our common stock would be less liquid than it would otherwise be, and the value of our common stock could decrease. Finally, any such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. As discussed in Notes 3 and 4 to our consolidated financial statements as of and for the years ended December 31, 2007 and December 31, 2006, we have restated our consolidated financial statements for the years ended 2006 and 2007, including each of the quarterly periods in 2007 and 2006, and will be filing an amendment to our Quarterly Report on Form 10-Q/A to restate our consolidated financial statements for the first quarter of 2008. As previously reported, we identified a material weakness in our internal control over financial reporting that resulted from certain control deficiencies stemming from several significant changes within our Company, including changes in the organization structure, new accounting information systems and our acquisition of MPT in the third quarter of 2007. In connection with the restatement of our consolidated financial statements, we have identified the following additional material weaknesses in our internal control over financial reporting:

•	A lack of sufficient personnel with appropriate knowledge, experience and training in applying GAAP to transactions and the correct application of revenue recognition principles required under GAAP;

•

A lack of effective checks and balances between the former CFO and accounting and legal functions with respect to the negotiation, structuring and accounting for transactions, including water treatment unit sales and water service agreements;

•

A failure to maintain adequately organized business records and complete documentation for sales contracts, many of which lacked execution dates, signatures by Company or counterparty representatives; the use of draft or non-standard arrangements; and the lack of adequate written agreements to memorialize significant transactions;

•	Insufficient information systems and processes to accumulate information to timely identify and address business and accounting issues;

•

A lack of sufficiently detailed written accounting policies and procedures with respect to the timing and recognition of sales transactions and an insufficient process at the time of the transactions to monitor compliance with such policies and procedures; and

•	A failure to maintain an effective internal audit function.

As a result of these material weaknesses, management’s assessment concluded that our internal controls over financial reporting continue to be ineffective. Some of the identified material weaknesses have not been fully addressed. It is also possible that additional material weaknesses will be identified in the future. Until we remediate the remaining material weaknesses, we have the risk of another restatement.

We have incurred and expect to incur substantial expenses relating to the remediation of the material weaknesses in our internal control over financial reporting. The effectiveness of our internal control over financial reporting may in the future be limited by a variety of factors including without limitation:

•	failure of the effectiveness of our policies, procedures and information systems and processes;

•	delay in upgrading financial software system; and

•	the possibility that any enhancements to disclosure controls and procedures or internal controls may still not be adequate to assure timely and accurate financial information.

Because we have concluded that our internal control over financial reporting is not effective and our independent registered public accountants issued an adverse opinion on the effectiveness of our internal controls, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. Current material weaknesses or any future weaknesses or deficiencies could also hurt confidence in our business and consolidated financial statements and our ability to do business with these groups.

Risks Related to Our Business

We will need additional capital to continue to operate our business, and if we cannot obtain additional financing, we may not be able to continue operations.

As of December 31, 2007, excluding the cash of VLC, we had $35.5 million in cash and cash equivalents, and as of December 31, 2008, we had approximately $11.5 million in cash and cash equivalents. We have experienced significant negative cash flows from operating and investing activities between 2006 and 2008, and we expect to use additional cash for such activities for the foreseeable future. Our net losses incurred during the past two fiscal years ended December 31, 2007 and 2006 amounted to $18.3 million and $13.5 million, respectively. Unless and until we are able to generate sufficient revenues from our system sales and contract services, we expect such losses to continue in the future. Therefore, our ability to continue to operate our business is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise capital to support our future operations.

Additional capital, whether obtained through financial markets or collaborative or other arrangements with water providers, corporate partners or from other sources, may not be available at all, when needed, or on terms acceptable to us. If additional funds are raised through the issuance of additional common stock, other equity securities or indebtedness, the percentage ownership of our then-current stockholders may be diluted substantially and the equity or debt securities issued to new investors may have rights, preferences or privileges senior to those of the holders of our then-existing capital stock. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue operations, resulting in significant harm to our financial condition and prospects and a decline in our stock price.

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. These events in the credit markets as well as deteriorating market conditions have also had an adverse effect on other financial markets in the United States, including the equity markets, which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. These disruptions in the financial markets may have other adverse effects on us or the economy generally, which could cause our stock price to decline.

We have a limited operating history, have incurred significant operating losses in our first few years of operation and have not consistently achieved profitability on an annual basis.

We have a limited operating history and limited revenues derived from our operations. We began our business operations in December 1999 and did not generate our first revenues until 2002. Our revenues grew from $12.2 million in 2005 to $13.9 million in 2006, followed by a decline to $9.7 million in 2007. We have incurred significant net losses since our inception, including net losses of $1.3 million in 2003, $0.6 million in 2004, $13.5 million in 2006 and $18.3 million in 2007. Our net loss in 2006 resulted in part from reserves we recorded in connection with certain of our contracts which have ongoing operating costs in excess of our contract revenues. In addition, our net loss in 2007 resulted in part from additional reserves we recorded in the third quarter of 2007. We took these reserves in connection with certain older legacy contracts when it became apparent that these projects would be operating at a loss for some period of time. In addition, we may find that additional contracts have ongoing operating costs in excess of revenues, which could have an adverse effect on future results of operations. Though we have taken steps in an effort to improve our business processes, we cannot assure you that these improved processes will positively impact our results of operations. At December 31, 2007, we had an accumulated deficiency of approximately $35.8 million.

Our operations prior to 2006 primarily focused on development of our technology and onsite regenerable ion exchange treatment systems, building our sales and marketing capabilities, commencing the commercial launch of these systems and developing and maintaining customer relationships. In late 2006 and throughout 2007, we implemented several initiatives to improve our business model, but we cannot assure you that any of these initiatives will result in increased revenues or positively impact our financial results. In addition, our ability to successfully sell our systems and services depends on, among other things, the level of demand for contaminated groundwater treatment, which is an evolving market, and the demand for our technology and services in those geographic areas and markets into which we are expanding.

In 2007 and 2006, we had significant net losses and expect to continue to have significant net losses from our operations in 2008 through the foreseeable future. Even if we do achieve significant revenues from our business operations, increased operating expenses associated with any expansion of our business may result in future operating losses in the near term as we, among other things:

•	market our technology+services offering to our customers;

•	seek to acquire new customers in the markets in which we are currently active;

•	expand our technology offering to broaden our reach into new markets, such as the industrial marketplace;

•	expand geographically throughout the United States pursuant to our regional structure;

•	make significant capital expenditures to support our ability to provide services under our recurring revenue contracts;

•	expand our internal sales force and develop strategic relationships with companies serving the water, wastewater, waste reduction, and resource recovery industries on a national basis;

•	fund development costs for our systems and technology;

•	incur costs associated with our litigation matters; and

•	incur increased general and administrative expenses as our company grows, including increased costs as a result of being a public company.

As a result of these and other factors, we may not achieve, sustain or increase our profitability on an ongoing basis.

Our future operating results will likely fluctuate significantly from reporting period to reporting period.

We expect our future revenues and operating results to fluctuate significantly from period to period due to a number of factors, including:

•	customer budgets or commitments for our systems and/or services, including availability of Federal and state funding to our customers;

•	the effectiveness of our internal sales and marketing organization;

•	demand for our systems and/or services;

•	demand for low life-cycle cost solutions among our current and potential customers;

•	our ability to develop and market new and enhanced technology and our technology+services business model in a cost-effective manner;

•	our product and price competition in our market;

•	length of our sales cycle;

•	our ability to enter into third-party financing arrangements where a customer selects a long-term capital contract, thus recognizing revenue over longer periods of time;

•	general economic conditions;

•	ability to control our costs, including labor and the cost of materials included in our systems;

•	increases in the costs of salt, resin, chemicals, waste disposal and other materials necessary to fulfill our obligations under our recurring revenue contracts;

•	our ability to pass through increased operating costs to our customers under our recurring revenue contracts;

•	our ability to work with companies with whom we enter into strategic alliances and relationships in a cost-effective manner; and

•	our ability to build and install systems and provide services on a timely and low life-cycle cost basis.

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

Many of our service contracts have a term of five or more years, and some contain an option either to purchase the system or to renew the contract at the end of the initial contract term. Since most of our sales are based on long-term contracts, our customers generally take a longer time to decide to purchase our system and/or services, thus creating a lengthy sales cycle. Other reasons for our long sales cycle include:

•	the size of the capital outlay to be incurred by our customers;

•	the budget constraints of municipal and industrial customers that may cause delays in project selection;

•	extensive contract negotiations over the specific terms of the sale of our system and/or services;

•	the unfamiliarity of some of our customers with utilizing third parties for water and wastewater treatment, waste reduction and resource recovery services;

•	our customer’s perception of our financial capability;

•	the resistance by customers to granting control of support functions such as water treatment to external parties;

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

•

the lengthy approval process of many customers’ equipment/contract procurement procedures due to multiple approvals that may be required by, for example, municipal boards, public bidding or state public utility commission requirements, which is sometimes exacerbated by the capital outlay needed to enter into and support contracts for our systems and services.

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

We believe that market acceptance of our systems and technology and our related success will depend on many factors including:

•	the perceived advantages of our systems over competing treatment solutions;

•	the actual and perceived safety and efficacy of our systems;

•	the availability and success of alternative treatment solutions;

•	the pricing and cost effectiveness of our systems;

•	our ability to market effectively to municipal and industrial customers that may use our systems;

•	the permitting of our technology by regulatory agencies;

•	the willingness of potential customers to enter into long-term service contracts;

•	publicity concerning our systems and technologies or competitive solutions;

•	timeliness in assembling and installing our systems on customer sites;

•	whether or not our existing customers continue to use our system and services and/or renew service contracts after their expiration;

•	our customer’s perception of our financial viability and ability to fulfill our obligations under our long term service contracts;

•	our ability to respond to changes in the regulatory standards for maximum contaminant levels of various contaminants;

•	the ability of our strategic relationships to provide necessary support to our efforts to market their technologies now available to us from our strategic alliance and other agreements;

•	our ability to provide effective service and maintenance of our system to our customers’ satisfaction; and

•	our ability to control operating costs.

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

Currently, our customers are concentrated geographically, primarily in the states of California and Arizona. Our revenues and operating results are therefore subject to local regulatory, economic, demographic and weather conditions in those areas. A change in any of these conditions could make it more costly or difficult for us to conduct our business or decrease demand for our treatment systems. The current economic climate in California has resulted in a decrease in new home development and population migration to California. Additionally, in December 2008, the California Department of Public Health, Division of Drinking Water and Environmental Management was directed by the State of California to cease entering into any new construction related to the expenditure of state bond funds, which may impair the ability of municipalities and other governmental entities to pay for capital expenditures. As a result of these events, we may experience lower sales of our water treatment units to developers, municipalities and other governmental entities in California.

In addition, we are subject to greater risk of loss from earthquakes and wildfires because our headquarters, where we assembled our onsite regenerable systems and most of the well locations that utilize our system are concentrated in California. Either of these occurrences could result in increased costs and a disruption in our operations, which would harm our operating results and financial condition significantly.

Due to our current client concentration, a loss of one of our significant customers could harm our business, operating results, financial condition and prospects.

As of December 31, 2007, we had 24 customers, not including approximately 200 small customers we added as a result of our acquisition of MPT. Our top two customers collectively accounted for 36% of our revenues during 2007 and typically have more than one contract with us for services provided to different groundwater wells. Our customers, including these top two customers, may, upon the occurrence of certain circumstances, elect to terminate their contracts with us prior to their contractual expiration date and seek services from our competitors. In addition, upon the expiration of these contracts, our customers may decide not to renew such contracts with us. If we were to lose one or more of these significant customers for any reason, our revenues would decline significantly and our business, operating results and prospects would suffer.

We may face risks associated with our geographic expansion.

We are implementing a regional structure in which we plan to open offices in five regions throughout the United States to support our municipal customers and one office to support our industrial customers. Our ability to expand our offering geographically will depend on our ability to recruit, hire, train and motivate sales, operations and field services personnel. If we are unsuccessful in gathering a critical mass of projects in a regional office, we may find it additionally difficult to leverage our overhead costs or to achieve and maintain the profitability of such regional office. Our operations in these regional offices, including our industrial operations office, will be far from our Southern California headquarters and will require additional management time and attention. Failure to properly supervise the personnel in these offices could result in loss of new business and potentially harm future sales prospects. In addition, as our systems and services for industrial customers become accepted in North America, these customers may require us to support their international activities which will require additional time and resources. Supporting the marketing, development, process design, and operations of potentially distant operations will further challenge our management team and operations and could cause harm to our business or operating results.

Most of our operations are conducted in our facilities in Southern California and our facility in Memphis, Tennessee. Disruptions at these facilities could increase our expenses.

In 2007, a significant portion of our fabricating operations for our onsite regenerable and disposable resin treatment systems were conducted in one facility in Southern California. In addition, our headquarters are also located in Southern California. Our central resin regeneration operations for our offsite regenerable treatment systems and our base of our operations servicing the industrial markets are located at our facility in Memphis, Tennessee. We take precautions to safeguard our facilities, including obtaining insurance, maintaining health and safety protocols, and using off-site storage of computer data. However, a natural disaster, such as an earthquake, fire or flood in Southern California or a tornado, flood or earthquake in Memphis, could cause a substantial interruption in our operations, damage or destroy our fabricating equipment, resin regeneration facility or inventory and cause us to incur additional expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case, which would require us to expend significant resources to replace any destroyed assets, thereby harming our financial condition and prospects significantly.

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

We face numerous risks as we expand our services to customers in the industrial markets. We have limited experience in serving industrial market customers and have never provided systems or services to customers in the oil, gas or mining industries. Industrial customers have different requirements and goals than our municipal customers. Our industrial customers may choose treatment solutions and/or services that are offered on a low life-cycle cost basis or that give them an advantage from a technological standpoint. They also require us to tailor our systems to meet their specific business needs, which often results in additional development and design costs. We may have difficulty in developing technologies and services that address the needs of these customers and in hiring the appropriate engineering or other talent that can develop such technologies. In some cases, we may be required to conduct a pilot project to address an industrial market customer’s needs. We may expend significant time and resources in building and conducting the pilot project, and there can be no assurance that the pilot will successfully uncover all key process variables required to successfully scale up a particular process or meet the customer’s requirements. Since these processes have not been successfully commercialized, more extensive or other pilot testing may be required.

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

Industrial market customers may pose credit risks that we do not necessarily face to the same degree with our municipal market customers. Our industrial market customers may not be economically viable, might be newly formed without adequate capitalization and/or may be highly dependent on commodity prices, such as companies in the oil, gas and mining industries. Changes in commodity prices will particularly impact the viability of our business in recovery of valuable materials. Finally, when we install our treatment system onsite for an industrial customer, we must take into account the location which our customer provides us for the installation. We, our systems or the hazardous chemicals we use in our systems, may damage the property or harm our customer’s personnel that may be in proximity to our systems, or we may adversely impact our customer’s operations while we install, service and/or repair our systems. In addition, our employees may be injured by hazardous chemicals, machinery or other dangers at our customer’s site during the installation, operation and/or servicing of our systems. Because of our unfamiliarity with building systems for the industrial markets, we may not understand all of the safety and other risks associated with these systems until we have more experience servicing this industry. Any of these risks could have an adverse effect on our ability to address the industrial market.

Our reliance on third party suppliers and manufacturers poses significant risks to our business and prospects.

We contract for all of the components in our system and for all of the commodities necessary to fulfill our service obligations, including salt, chemicals and replacement resin, with third-party suppliers. We plan to rely on third party suppliers and manufacturers for systems we market to our customers. We are subject to substantial risks because of our reliance on these suppliers and manufacturers. For example:

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

As a result of any of these factors, we may be required to find alternative suppliers for the components of our system or alternative manufacturers for our systems marketed to industrial customers. It may take considerable amounts of time to identify and qualify such alternative suppliers. In addition, we may be required to redesign our system to conform to the components provided by these alternative suppliers. As a result of these factors, we may experience delays in obtaining raw materials and components on a timely basis and in sufficient quantities from our suppliers, which could result in delays in the production and installation of our system. We may also face delays in the manufacture and assembly of our systems from third party manufacturers. These delays could impact our ability to sell our systems, enter into recurring revenue contracts or profitably execute our service agreements, which would cause our revenues and operating results to decline. In addition, we have lacked the leverage or have otherwise been unable to negotiate consistently long-term contracts for the supply of components and commodities necessary to build our systems and fulfill our service obligations. As a result, rising component or commodity prices could increase our expenses and adversely affect our results of operations.

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

Impairment of our significant long-lived assets may reduce our profitability.

Our long-lived assets consist of property, equipment, acquired intellectual property, patents, trademarks and other intangible assets and goodwill. We regularly review the carrying amount of our long-lived assets. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business and significant negative industry or economic trends. If the carrying value of the asset exceeds projected undiscounted cash flows, the asset will be written down to its fair value, which could result in an impairment of our long-lived assets. Any impairment of our long-lived assets in the future may reduce our profitability and have a material adverse effect on our results of operations and financial condition. In our financial statements for the quarter ended September 30, 2008, we intend to record an impairment charge in the approximate amount of $5.0 million to reduce the recorded goodwill resulting from our MPT acquisition. We may be required to record further impairment charges related to these or other assets in the future.

We own a large stake in Empire Water Corporation, and to the extent that it does not succeed, the value of our investment in Empire Water Corporation may decline further.

We recently disposed of our rights to purchase certain water assets to Empire Water Corporation, or Empire, in exchange for approximately 32% of the outstanding stock of Empire. To the extent that Empire does not succeed in its operations or business or Empire experiences any material adverse event, the value of Empire’s common stock will likely decline, which would cause the value of our investment in Empire to decline. Because we record our investment in Empire under the equity method, a decline in the value of our investment would have an adverse effect on our financial position and results of operations.

In the quarter ended September 30, 2008, we determined that the value of our investment in Empire had declined and, as a result, we intend to record a reduction of our investment and a related reduction in deferred revenue-affiliate through a charge to earnings in the approximate amount of $1.3 million. Any further decline in the value of our investment in Empire would require us to record additional charges to our earnings.

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

On or about February 22, 2006, GBM Newco, LLC (GBM), filed a lawsuit against our company, and our then Chief Executive Officer, Peter L. Jensen, in the District Court of El Paso County, Texas. The lawsuit alleged that the defendants breached a certain marketing agreement between the parties. The lawsuit was removed to the United States District Court for the Western District of Texas, and transferred from that court to the United States District Court for the District of Arizona. Thereafter, GBM amended its complaint to add claims for breach of the covenant of good faith and fair dealing and unjust enrichment. On February 13, 2008, this litigation and the underlying disputes were resolved by our paying GBM approximately $0.2 million in exchange for a Release of All Claims from GBM, and the litigation was dismissed with prejudice on or about February 28, 2008.

On October 26, 2007, Veolia Water North America Operating Services, LLC and certain other related parties filed a lawsuit in the United States District Court of the Middle District of Florida, Tampa Division, naming as defendants Basin

Water-MPT, Inc. (a wholly owned subsidiary of Basin Water, Inc.) and two of its employees, one of whom is the son of our President and Chief Executive Officer. Subsequently, the plaintiffs amended their complaint to add as defendants Basin Water, Inc. and Michael M. Stark, our President and Chief Executive Officer, to the lawsuit. The lawsuit alleges, among other things, certain claims related to trade secrets and unfair trade practices relating to treatment of by-products produced as a result of the phosphate mining industry. In December 2008, this litigation and the underlying disputes were resolved by agreement, resulting in a payment by the Company of approximately $0.2 million with the remainder of the settlement being paid by our insurer.

On December 27, 2007 and January 2, 2008, two purported securities class action complaints were filed in the United States District Court for the Central District of California against our company., Peter L. Jensen, Michael M. Stark and Thomas C. Tekulve (collectively referred to as the Basin defendants) for violations of the Exchange Act. These lawsuits, which contain similar allegations, are captioned Poulos v. Basin Water, et al., Case No. CV 07-8359 GW (FFMx) and Nofer v. Basin Water, et al., Case No. CV 08-0002 SGL (JCRx). The lawsuits were subsequently consolidated, and on October 3, 2008 a Consolidated Amended Complaint (CAC) was filed which alleges that the Company deliberately understated the reserves it took for certain unprofitable contracts, and committed various intentional violations of GAAP during a putative class period between November 14, 2006 and August 8, 2008 (the Federal Lawsuit). The suit does not state a specific amount of damages.

On January 23, 2008, we received a letter dated January 17, 2008, from attorneys representing a purported stockholder demanding that we investigate and remedy alleged breaches of fiduciary duty by certain unnamed officers and directors of the Company. In the demand letter, the attorneys allege that the unnamed officers and directors violated their duties to the Company by, among other things, participating in or permitting the company to issue false and misleading statements regarding our business and financial results giving rise to the above named lawsuits.

On January 31, 2008, Loren Charif, a purported stockholder of our company, filed a shareholder derivative lawsuit in the Superior Court of the State of California, County of San Bernardino, against certain of our executive officers and our current directors. The complaint assumes the truth of the aforementioned allegations in the federal securities class action lawsuits and in connection with those allegations alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code pertaining to allegations of improper selling. The suit does not state a specific amount of damages. On November 12, 2008, we obtained an order staying this action until a final determination occurs in the Federal Lawsuit.

From time to time, we are involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which we believe are not material to the conduct of our business.

We are subject to risks related to our international operations.

We currently serve some international customers. We may serve additional international customers or expand our operations internationally. As we expand our international operations, we will be increasingly susceptible to the following risks associated with international operations:

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

In addition, we have entered into an alliance agreement with Rohm and Haas and an agreement with Purifics, pursuant to which we have access to certain of their technologies. In connection with our acquisition of Envirogen, we are in the process of obtaining the rights to a number of patents relating to the bioreactor and biofilter business. To the extent that each of these parties faces a challenge to its intellectual property rights in those technologies, it could have an adverse effect on our ability to market our systems and/or services that incorporate those technologies which would result in a decline in our revenues.

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

We are subject to a number of governmental regulations with respect to our business activities and operations. See “Business—Government Regulation.” For example, our onsite regenerable ion-exchange technology generates a byproduct known as brine waste, which may contain hazardous contaminants such as arsenic. Any waste materials or byproducts from our treatment process are required to be disposed of in a manner mandated by the EPA or state regulatory agencies. The EPA or state regulatory agencies may consider these or other byproducts of the ion-exchange process to be hazardous, and in such cases, our customers will be subject to additional requirements relating to the treatment, storage, disposal and transportation of hazardous substances. With respect to our onsite regenerable treatment systems, though our customers take title to all brine waste, together with all other byproducts of the ion-exchange technology process, we generally contract with third parties to secure waste disposal services on our customers’ behalf. We cannot predict whether any new laws, statutes, ordinances, rules or regulations will be enacted that may require significant modification to our system or our services, which may weaken demand for our system or services and harm our business significantly.

In addition, we cannot predict whether any third party will assert against us any claims for violations of any federal, state or local statute, ordinance, law, rule or regulation relating to hazardous or toxic substances in connection with the brine waste or groundwater treatment process or as a result of any actions of the third-party waste disposal services with whom we contract on behalf of our customers who use our onsite regenerable treatment systems. We face similar risks with respect to resins containing contaminants that we transport to our Memphis facility for regeneration, as these resins may contain hazardous substances with our knowledge. CERCLA and analogous state laws provide for the remediation of certain contaminated facilities and impose strict, joint and several liability for remediation costs on current and former owners or operators of a facility at which there has been a release or a threatened release of a “hazardous substance.” This liability is also imposed on persons who arrange for the disposal or transportation of such substances, and on those who transport such substances to the facility. Because we generally contract for waste disposal and transport on our customers’ behalf, we may be subject to liability as an arranger of the disposal or transportation of hazardous substances, and our contracts with our customers may not adequately protect us from this liability. Hundreds of substances are defined as “hazardous” under CERCLA and analogous state laws and their presence, even in small amounts, can result in substantial liability. The expense of conducting a cleanup can be significant. The actual costs for these liabilities could be significantly greater than the amounts that we might be required to accrue on our financial statements from time to time. In addition to the costs of complying with environmental regulations, we may incur costs to defend against litigation brought by government agencies and private parties. As a result, we may be required to pay fines to governmental agencies if we are found to have violated these environmental laws. In addition, we may in the future be a defendant in lawsuits brought by private parties who assert claims alleging environmental damage, natural resource damages, personal injury, property damage and/or violations of permits and licenses by us. If such claims are asserted against us, and if we do not prevail in defending such claims, we may be required to pay significant damages, causing our financial condition to suffer. Even if we successfully defend against such claims, we may devote significant time and resources to litigation, which would likely prevent us from maintaining or increasing our customer base and business.

We face additional environmental risks related to the parties with whom we do business, particularly those parties that send resin to our Memphis facility for regeneration. Our customers may not be in compliance with federal, state or local statutes, ordinances, laws, rules or regulations relating to hazardous or toxic substances and to the extent we assist them with water and wastewater treatment services, offsite regeneration of resins or waste reduction or resource recovery services, we could be subject to liability under these various laws and regulations. In addition, our contracts with these customers may not adequately protect us from these liabilities, and even if our contracts provide these legal protections, these customers may not have the financial resources to provide us with the protection to which we are legally entitled such as the ability to pay indemnity obligations to which they are contractually obligated.

We also face environmental risks associated with our operations targeted to serve industrial customers. These operations involve wastewater treatment, water reuse and the recovery of valuable commodities and often require the discharge of wastewater and other materials. We plan for these activities to take place at our Memphis facility. These activities subject us to numerous stringent permitting requirements as well as numerous federal, state or local statutes, ordinances, laws, rules or regulations relating to hazardous or toxic substances. For example, our Memphis facility’s environmental permits include a NPDES wastewater discharge permit and Special Solid Waste Disposal Permits. In addition, this facility is required to maintain an EPA generator registration and identification number for its hazardous waste disposal activities. Additionally, to the extent these activities involve radionuclides, they would be subject to regulations governed by the NRC. If we do not comply with the applicable environmental laws and regulations applicable to our activities or obtain and maintain the appropriate permits necessary to conduct these activities, we would be subject to numerous legal and administrative disputes and proceedings.

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

Each groundwater treatment solution, including our groundwater treatment system and those of our competitors, must be permitted by applicable state regulatory agencies prior to use of such systems by our customers. We cannot assure you when or whether the various regulatory agencies will approve our systems for use by our customers. The application process for our systems is time consuming and often involves several information requests by the regulatory agencies with respect to our systems. Any long waiting periods or difficulties faced by our customers in the application process could cause some of our customers to use competing technologies, products, services or sources of drinking water, rather than use our technology.

Also, we cannot predict the impact of changing drinking water standards on the approval of our technology for groundwater treatment. Our systems currently treat groundwater so that it meets the MCL for several different contaminants. MCLs are set by the EPA and/or state regulatory agencies that regulate drinking water contaminants. However, the MCL for any contaminant is subject to review and revision by the EPA or state regulatory agencies. MCLs may be changed to levels below that which our systems can treat, resulting in state regulatory agencies failing to approve our systems. Without regulatory approval, our systems could not be used by our customers, and we may be required to develop technology that meets any revised MCLs, and to the extent we cannot do so, sales of our systems will suffer. The development of such technology may require increased expenditures, and during this development, we could be delayed in selling our systems, which would cause our revenues to decline, thus harming our operating results significantly.

Demand for our groundwater treatment systems would be adversely affected by a downturn in government spending related to groundwater treatment solutions, or in the cyclical residential or non-residential building markets.

Our municipal market business is dependent upon spending on groundwater treatment solutions by utilities, municipalities and other organizations that supply water, which in turn is often dependent upon residential construction, population growth, continued contamination of groundwater sources and regulatory responses to this contamination. As a result, demand for our water treatment systems could be impacted adversely by general budgetary constraints on our governmental or regulated customers, including government spending cuts, the inability of government entities to issue debt to finance any necessary groundwater treatment projects, difficulty of our customers in obtaining necessary permits or changes in regulatory limits associated with the chemical contaminants we seek to address with our groundwater treatment system. It is not unusual for the implementation of water treatment solutions to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations. We cannot assure you that economic conditions will continue such that state and local governments will address groundwater contaminant needs and consider purchasing or entering into long-term contracts for our systems. In addition, although in past years our target markets have experienced population growth in recent years along with related residential building market growth, we have recently witnessed a significant slowdown in the residential building industry and a decrease in new home development and population migration to California. A slowdown of growth in residential and non-residential building has reduced demand for groundwater treatment solutions such as our systems. The residential and non-residential building markets are generally cyclical, and, historically, down cycles have typically lasted a number of years. Because of the dramatic declines in the housing market in the past few years and the significant deterioration of the economic climate, this down cycle may be significantly longer than past down cycles, which could affect the demand for drinking water and water treatment services. Any significant decline in the governmental spending on groundwater treatment solutions or residential or non-residential building markets could weaken demand for our systems or services, thus harming our operating results and prospects significantly.

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

The market environment in which we operate is very dynamic and is characterized by evolving standards, the development of new technology, regulations which continually reduce the acceptable levels for contaminants and affect the means, methods and costs of disposing of wastes derived from groundwater treatment. Though barriers to entry in this market are arguably high, we expect that competition will intensify in the future. We believe that in such a rapidly changing market, key competitive factors include:

•	development and use of technology;

•	cost and effectiveness of treatment and waste disposal methods;

•	changing requirements of the EPA or state regulatory agencies;

•	changing requirements of customers in the industrial markets; and

•	availability of capital to meet evolving customer needs and requirements for the treatment of contaminated water.

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

Availability and cost of financing are significant factors that affect demand for our systems and services. Many of our customers can purchase our systems only when financing is available at a reasonable cost. Some customers seek to acquire our systems and services through a long-term contract. We may rely on third parties to purchase the systems that are then subject to long-term contracts with our customers. In certain cases, we may indemnify the third party for any financial damages caused by our default under our long-term services agreement with our customer. This exposes us to potential additional costs in the event of our failure to perform. In addition, if we are unable to contract with third parties to purchase our systems in connection with the placement of our systems with municipal or industrial customers, we would be faced with either keeping these systems on our balance sheet or requiring our customers to purchase the equipment outright. In the latter case, this may delay or prevent the sale to our customer, which could adversely affect our business and operating results.

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

We have also applied the provisions of SFAS No. 123(R), Share-Based Payment, to warrants issued to lenders and other third parties including Cross Atlantic Partners, Aqua America and BWCA. The fair value of these warrants is expensed over the period of the related agreements, as appropriate. As a result, we recognized expense in 2005 and 2006 which affected our interest expense or selling, general and administrative expense, depending upon the nature of the underlying transaction. In May 2006 and May 2007, we repaid certain of our indebtedness. The remaining fair value of the associated warrants attributed to the debt was charged to interest expense during that period. In connection with the restatement of our financial statements, we determined to recognize the fair value of the warrants issued to Aqua America as interest expense at the time of the repayment of our indebtedness to Aqua America in 2007.

We face a number of risks related to our acquisitions.

Our growth strategy included several acquisitions. Acquisitions involve a number of risks, including the following:

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

In September 2007, we acquired MPT, which is located in Tennessee, for approximately $12.2 million, consisting of $6.9 million in cash and 462,746 shares of our common stock with a fair value of $5.3 million. In September 2008, we acquired Envirogen from Shaw. There can be no assurance that we will achieve higher revenues or benefit from any synergies as a result of these acquisitions.

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

Risks Related to Our Common Stock

We expect that the price of our common stock may fluctuate substantially.

The price of our common stock may decline, and the price of our common stock that prevails in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include:

•	the effects of the restatement of our financial statements;

•	our liquidity;

•	failure of our systems or technology to achieve commercial success;

•	announcements of the introduction of new products or services by us or our competitors;

•	market conditions in our industry sectors;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our systems and services;

•	fluctuations in our quarterly operating results;

•	securities analysts coverage of our common stock;

•	deviations in our operating results from estimates;

•	additions or departures of key personnel;

•	price and volume fluctuations in the overall stock market from time to time;

•	the outcome of litigation;

•	general economic trends; or

•	sales of large blocks of our stock.

In addition, the equity markets in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have often appeared to be unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of water-related companies have been particularly volatile. These broad market and industry factors may affect the market price of our common stock adversely, regardless of our operating performance.

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

Facilities

Our corporate headquarters, finance and administration offices are located in Rancho Cucamonga, California where we occupy approximately 10,000 square feet under a lease expiring on February 14, 2013 at an initial annual cost of approximately $0.3 million with annual escalations. We also occupy approximately 35,000 square feet under an additional lease expiring on March 31, 2011 comprising our former engineering and manufacturing facilities. We have an option to extend the lease for an additional three years. Our rental expense in 2007 was approximately $0.2 million for this facility.

We lease our Memphis facility from a limited liability company owned by the former stockholders of MPT. The facility is approximately 55,000 square feet. The lease provides for an annual base rent of $81,900 and an initial lease term of five years, with three 5 year options to extend the lease term. As of December 31, 2007, we also leased warehouse and office space in Pasadena, California and outside Phoenix, Arizona, respectively. We terminated the Pasadena lease in the fourth quarter of 2008.

In March 2008 we leased approximately 6,400 square feet for our Southwest Region office and certain executives in Kingwood, Texas under a lease expiring on April 30, 2012 at an initial annual cost of approximately $130,000 with periodic escalators. Additionally, in September 2008, in connection with our acquisition of the Envirogen business, we entered into subleases with Shaw for facilities in Lawrenceville, New Jersey and Milwaukee, Wisconsin. The subleases expire no later than July 31, 2009 at an annual cost of approximately $0.2 million.

Property, Plant and Equipment

Property, plant and equipment, net of accumulated depreciation, consisted of the following as of December 31, 2007 (in thousands):

	As Previously Reported	As Restated
Water treatment facilities	$8,084	$11,437
Office furniture and equipment	514	514
Vehicles and trailers	501	501
Software and other	704	704
Machinery and equipment	1,921	1,921
Leasehold improvements	169	169
Construction in progress	4,052	9,639

	15,945	24,885
Less: accumulated depreciation	1,645	2,235

Property, plant and equipment, net	$14,300	$22,650

See Note 3 to our consolidated financial statements for a description of the restatement.

ITEM 3.	LEGAL PROCEEDINGS

On or about February 22, 2006, GBM Newco, LLC (GBM), filed a lawsuit against the Company, and its then Chief Executive Officer, Peter L. Jensen, in the District Court of El Paso County, Texas. The lawsuit alleged that the defendants breached a certain marketing agreement between the parties. The lawsuit was removed to the United States District Court for the Western District of Texas, and transferred from that court to the United States District Court for the District of Arizona. Thereafter, GBM amended its complaint to add claims for breach of the covenant of good faith and fair dealing and unjust enrichment. On February 13, 2008, this litigation and the underlying disputes were resolved by the Company paying GBM $0.2 million in exchange for a Release of All Claims from GBM, and the litigation was dismissed with prejudice on or about February 28, 2008.

On October 26, 2007, Veolia Water North America Operating Services, LLC and certain other related parties filed a lawsuit in the United States District Court of the Middle District of Florida, Tampa Division, naming as defendants Basin Water-MPT, Inc. (a wholly owned subsidiary of the Company) and two of its employees, one of whom is the son of the Company’s President and Chief Executive Officer. Subsequently, the plaintiffs amended their complaint to add as defendants the Company and Michael M. Stark, the Company’s President and Chief Executive Officer, to the lawsuit. The lawsuit alleges, among other things, certain claims related to trade secrets and unfair trade practices relating to treatment of by-products produced as a result of the phosphate mining industry. In December 2008, this litigation and the underlying disputes were resolved by agreement, resulting in a payment by the Company of approximately $0.2 million with the remainder of the settlement being paid by our insurer.

On December 27, 2007 and January 2, 2008, two purported securities class action complaints were filed in the United States District Court for the Central District of California against the Company, Peter L. Jensen, Michael M. Stark and Thomas C. Tekulve (collectively referred to as the Basin defendants) for violations of the Exchange Act. These lawsuits, which contain similar allegations, are captioned Poulos v. Basin Water, et al., Case No. CV 07-8359 GW (FFMx) and Nofer v. Basin Water, et al., Case No. CV 08-0002 SGL (JCRx). The lawsuits were subsequently consolidated, and on October 3, 2008 a Consolidated Amended Complaint (CAC) was filed which alleges that the Company deliberately understated the reserves it took for certain unprofitable contracts, and committed various intentional violations of GAAP during a putative class period between November 14, 2006 and August 8, 2008 (the Federal Lawsuit.) The suit does not state a specific amount of damages.

On January 23, 2008, we received a letter dated January 17, 2008, from attorneys representing a purported stockholder demanding that we investigate and remedy alleged breaches of fiduciary duty by certain unnamed officers and directors of the Company. In the demand letter, the attorneys allege that the unnamed officers and directors violated their duties to the Company by, among other things, participating in or permitting the company to issue false and misleading statements regarding our business and financial results giving rise to the above named lawsuits.

On January 31, 2008, Loren Charif, a purported stockholder of our company, filed a shareholder derivative lawsuit in the Superior Court of the State of California, County of San Bernardino, against certain of our executive officers and our current directors. The complaint assumes the truth of the aforementioned allegations in the federal securities class action lawsuits and in connection with those allegations alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code pertaining to allegations of improper selling. The suit does not state a specific amount of damages. On November 12, 2008, we obtained an order staying this action until a final determination occurs in the Federal Lawsuit.

From time to time, we are involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which we believe are not material to the conduct of our business. With respect to these ordinary matters, management believes that the Company has adequate accruals for related costs, and the Company may also have effective legal defenses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table shows the range of market prices of Basin Water’s common stock since its initial public offering in May 2006. Our common stock is traded on the Nasdaq Global Market under the symbol “BWTR”. There were approximately 5,600 stockholders as of February 4, 2009.

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

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares the May Yet be Purchased Under the Plans or Programs
Period
October 2007 (October 1 through October 31)	—	$—	$—	$—
November 2007 (November 1 through November 30)	85,000	6.45	85,000	9,451,750
December 2007 (December 1 through December 31)	—	—	—	—

Totals	85,000	$6.45	85,000	$9,451,750

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth in this Item 6 have been restated to reflect the adjustments to our consolidated financial statements and other financial information contained in this Annual Report on Form 10-K/A for the year ended December 31, 2007. See Note 3 to our consolidated financial statements for a description of the restatement. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K/A.

	Years Ended December 31,
	2007 (1) (Restated)	2006 (Restated)	2005	2004	2003

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$9,660	$13,890	$12,231	$4,307	$2,095
Cost of revenues (2)	19,527	18,692	7,130	2,562	1,567

Gross profit (loss)	(9,867)	(4,802)	5,101	1,745	528
Research and development expense	564	634	651	316	261
Selling, general and administrative expense	12,827	6,445	3,334	1,765	1,511

Income (loss) from operations	(23,258)	(11,881)	1,116	(336)	(1,244)
Other income (expense) (3)	5,066	(1,571)	(553)	(220)	(64)

Income (loss) before income taxes	(18,192)	(13,452)	563	(556)	(1,308)
Income tax provision (benefit)	—	—	—	—	—

Net income (loss) before noncontrolling interest	(18,192)	(13,452)	563	(556)	(1,308)
Less: net income attributable to noncontrolling interest	(84)	—	—	—	—

Net income (loss)	$(18,276)	$(13,452)	$563	$(556)	$(1,308)

Net income (loss) per share:
Basic	$(0.91)	$(0.84)	$0.06	$(0.06)	$(0.14)
Diluted	$(0.91)	$(0.84)	$0.04	$(0.06)	$(0.14)
Weighted average common shares outstanding:
Basic	20,185	16,048	9,924	9,586	9,507
Diluted	20,185	16,048	12,849	9,586	9,507

	As of December 31,
	2007(1) (Restated)	2006 (Restated)	2005	2004	2003

	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$36,038	$54,567	$2,724	$1,704	$356
Total assets	$92,367	$87,458	$23,798	$11,723	$6,582
Total long-term liabilities	$9,157	$2,825	$7,357	$4,264	$2,103
Redeemable convertible preferred stock	$—	$—	$8,779	$8,183	$4,990
Stockholders’ equity (deficiency)	$73,817	$77,335	$3,809	$(2,290)	$(1,870)

(1)	-	Includes the results of operations of Mobile Process Technology Co. (MPT) acquired in September 2007 (see Note 5 to our consolidated financial statements).
(2)	-	For years 2007 and 2006, includes the impact of reserves for future contract losses of approximately $6.8 million and $3.7 million, respectively (see Note 14 to our consolidated financial statements).
(3)	-	For 2007, includes $3.1 million gain related to our transaction with Empire Water Corporation (see Note 11 to our consolidated financial statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K/A. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K/A. As a result of many factors, such as those set forth under “Item 1A. Risk Factors”, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

We design, build and implement systems for the treatment of contaminated groundwater, industrial process water and air streams from municipal and industrial sources. We provide reliable sources of drinking water for many communities, and the ability to comply with environmental standards and recover valuable resources from process and waste water streams. We were initially incorporated in December 1999 and during our first two years of operations primarily focused on the development of our ion-exchange regenerable, onsite treatment system. The first permit to be issued by the California Department of Health Services, or DHS, to one of our customers for the operation of our system was issued in 2002. As of December 31, 2007, we had 79 systems on order or under contract with an aggregate installed capacity of approximately 115,000 acre-feet per year, or approximately 37.4 billion gallons per year.

In 2007, we marketed our treatment systems and services primarily to utilities, cities, municipalities, special districts, real estate developers and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants. We marketed our treatment systems and services through our direct sales force, independent contractors and strategic relationships. Our customers include Arizona American Water, California Water Service Group and American States Water Company, three of the largest investor-owned water utilities in the United States based on population served.

Our operations necessitate a significant investment in receivables and property and require significant working capital. In the case of sales of ion-exchange regenerable, onsite treatment systems, we must expend all of the costs to build and deliver our systems to the customer, and we receive payment for the system primarily when the delivery is completed and the system has been placed into service. For systems that we deliver to customers under our long-term contract arrangements, we must incur the costs to build and deliver our treatment systems, and we receive payment over a typical period of five or more years.

In May 2006, we completed our initial public offering which resulted in the issuance of 6,900,000 shares of our common stock at a price of $12.00 per share for net proceeds of approximately $75.2 million.

On September 14, 2007, we completed the acquisition of Mobile Process Technology Co. (MPT), a provider of technology and services to the water treatment and industrial process markets. This acquisition provides additional capabilities including expanded technological solutions, geographic presence and expanded customer base. The new company provides the ability to service and treat smaller capacity water systems than our product offering. In addition, in September 2008, we also acquired Envirogen from Shaw Environmental, Inc. and its affiliates.

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

•	Public awareness of the effects of groundwater contamination, which may increase demand for our groundwater treatment systems;

•	Our ability to renegotiate our long-term contracts to mitigate our contract losses;

•	The outcome of our litigation, including our securities class action and shareholder derivative litigation;

•	The effects of the restatement of our financial statements;

•	Changes in federal and state government regulation with respect to drinking water standards which may impact demand for our water treatment systems;

•	The potential increase in demand for placement of our systems through long-term contracts rather than sales, which will likely require higher capital expenditures and adversely affect our liquidity;

•	Changes in Federal and state government regulation of discharge requirements for wastewater may impact our demand for wastewater treatment systems and services;

•	Changes in commodity prices, particularly commodities that might be recoverable from waste streams, may impact the demand for our resource recovery system and services;

•	Changes in general economic conditions and the current significant economic decline, which may affect capital expenditures in our markets and demand for our treatment systems and services;

•	Availability of federal and state funding to our potential customers;

•	Acceptance by potential customers to utilize third parties for water and wastewater treatment, waste reduction and resource recovery services, including through long-term service agreements;

•	Continued expansion of our workforce resulting in increased expenses but also supporting our growth; and

•	Increased utilization and productivity of our personnel, which we anticipate will positively impact our gross profit under our contract revenues.

Restatement of Historical Financial Statements

In connection with its review in late June 2008 with respect to certain transactions and in July 2008 with respect to the preparation of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Company identified issues relating to its revenue recognition for certain specific transactions. The Audit Committee of the Company’s Board of Directors (the “Audit Committee”), acting on behalf of the Board, had previously retained independent legal counsel in February 2008 in connection with an inquiry into allegations contained in certain private shareholder litigation brought against the Company, the Company’s directors and certain Company officers. The Audit Committee then asked its independent counsel to broaden its inquiry into other transactions relating to the Company’s revenue recognition. The Audit Committee’s counsel also retained independent forensic accountants to review the foregoing transactions.

On August 6, 2008, the Audit Committee’s counsel, together with the independent forensic accountants, conveyed interim findings to the Audit Committee. On August 11, 2008, the Company announced that it would delay the filing of its quarterly report on Form 10-Q for the quarter ended June 30, 2008 and that the Company believed it may be necessary to restate previously issued financial statements for certain periods as a result of the Company’s revenue recognition relating to certain specific transactions.

On September 23, 2008 and October 28, 2008, the Audit Committee met with its counsel and the forensic accountants to discuss their further report on the findings with respect to the Company’s accounting for the transactions. On October 29, 2008, the Audit Committee discussed the findings of the review with SingerLewak LLP, the Company’s independent registered public accounting firm. On October 29, 2008, the Company announced that the Audit Committee concluded that the Company incorrectly accounted for certain specific transactions in 2006 and 2007. As a result, the Company incorrectly recognized revenues relating to such transactions, including revenues incorrectly recognized as a result of the failure to apply Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities -Deferral for Certain Interests, Revised December 2003 (FIN 46(R)). The Company also announced that the Audit Committee concluded that the Company’s financial statements for the fiscal years ended December 31, 2006 and December 31, 2007, including each of the fiscal quarters in 2006 and 2007, and for the fiscal quarter ended March 31, 2008, should no longer be relied upon. The consolidated financial statements and related financial information contained in our Annual Reports on Form 10-K for 2006 and 2007 are being restated in this Form 10-K/A. See Notes 3 and 4 of our consolidated financial statements included in this Form 10-K/A for further discussion.

The Division of Enforcement of the Securities and Exchange Commission is conducting an investigation with respect to the Company’s accounting and related disclosure and other matters. The Company is cooperating with the SEC.

Subsequent to the Company’s announcement that it would restate its consolidated financial statements, the Company’s auditors, SingerLewak LLP, commenced an audit of the Company’s restated financial statements for the fiscal years ended December 31, 2007 and 2006.

The following table sets forth the effects of the above errors on our previously reported net loss for the years ended December 31, 2007 and 2006 (in thousands of dollars):

	(Increase)/Decrease in Net Loss
	Years Ended December 31,		Cumulative Total
	2007	2006
Failure to apply FIN 46(R)	$(1,739)	$—	$(1,739)
Revenue recognition errors	56	(1,323)	(1,267)
Errors in accounting for warrants	(156)	(600)	(756)
Error in recording Empire transaction	594	—	594
Error in recording contract loss reserves	(1,837)	—	(1,837)
Other adjustments, net	56	(362)	(306)

Total Adjustments	$(3,026)	$(2,285)	$(5,311)

The following table sets forth the effects of the above errors on our previously reported net loss for the quarterly periods of 2007 and 2006 (in thousands of dollars):

	(Increase)/Decrease in Net Loss by Quarter
	2007				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Failure to apply FIN 46(R)	$—	$(494)	$(375)	$(870)	$—	$—	$—	$—
Revenue recognition errors	17	(63)	2	100	(932)	(103)	(191)	(97)
Errors in accounting for warrants	(226)	(76)	73	73	(18)	(131)	(226)	(225)
Error in recording Empire transaction	—	—	—	594	—	—	—	—
Error in recording contract loss reserves	—	—	(1,770)	(67)	—	—	—	—
Other adjustments, net	21	(75)	(43)	153	(4)	(40)	(46)	(272)

Total Adjustments	$(188)	$(708)	$(2,113)	$(17)	$(954)	$(274)	$(463)	$(594)

The following table sets forth the effects of the above errors on EPS (in thousands of dollars, except per share items):

	Years Ended December 31,
	2007 As Reported	(Increase) to Net Loss	2007 (Restated)	2006 As Reported	(Increase) to Net Loss	2006 (Restated)
Net loss per share
Numerator:
Net loss applicable to common shares	$(15,250)	$(3,026)	$(18,276)	$(11,167)	$(2,285)	$(13,452)

Denominator:
Weighted average common shares outstanding	20,185	—	20,185	16,048	—	16,048

Net loss per common share	$(0.76)	$(0.15)	$(0.91)	$(0.70)	$(0.14)	$(0.84)

Net loss per share—assuming dilution
Numerator:
Net loss applicable to common shares	$(15,250)	$(3,026)	$(18,276)	$(11,167)	$(2,285)	$(13,452)

Denominator:
Weighted average common shares outstanding	20,185	—	20,185	16,048	—	16,048

Net loss per common share—diluted	$(0.76)	$(0.15)	$(0.91)	$(0.70)	$(0.14)	$(0.84)

For each of the years ended December 31, 2007 and 2006, the Company incurred net losses. The impact of common stock equivalents has been excluded from the computation of diluted EPS because the effect on net loss per share is anti-dilutive.

The following table sets forth the effects of the above errors on the balance sheets for the years ended December 31, 2007 and 2006 (in thousands of dollars):

	Increase/(Decrease) in Balance Sheet
	December 31,
	2007	2006
Current Assets	$(2,815)	$(1,177)
Property and Equipment	6,859	1,491
Other Assets	(7,295)	(2,908)

Total Assets	$(3,251)	$(2,594)

Current Liabilities	$567	$(192)
Other Liabilities	(832)	—

Total Liabilities	(265)	(192)

Noncontrolling Interest	84	—

Stockholders’ Equity	(3,070)	(2,402)

Total Liabilities and Stockholder’s Equity	$(3,251)	$(2,594)

Set forth below is a summary of the significant determinations regarding the restatement.

Failure to Apply FIN 46(R)

In 2007, the Company entered into four transactions with respect to the sale of water treatment units to two special purpose entities (VL Capital, or VLC, and Water Services Solutions, or WSS) that were to be funded by third-party financial institutions. The underlying agreements provided that the Company would sell VLC and WSS water treatment units subject to water service agreements (WSAs) between the Company and its customers. The special purpose entities would then have the right to receive the scheduled lease payments from the customers subject to the WSAs. In two transactions with VL Capital, the Company recognized a total of $4.4 million of revenues. In two transactions with WSS, the Company recognized a total of $3.9 million of revenues. The Company has concluded that the financial statements of VLC and WSS should be consolidated with those of the Company in accordance with FIN 46(R). This analysis is based on the fact that the structure of the transactions with VLC and WSS did not effectively transfer sufficient risk to the other parties to the transactions, leaving the Company with the majority of the risks. In addition, in the transactions with WSS, the contract conditions of the transactions were not fulfilled. As a result, the Company incorrectly recognized revenues from these transactions.

Revenue Recognition Issues

In 2006 and 2007, the Company entered into water treatment unit sale transactions with a number of customers. Those transactions being restated are described below.

In the first transaction, the Company sold a water treatment unit in the quarter ended June 30, 2006, although the purchase agreement was not executed until August 2006. The customer terminated the purchase agreement shortly after its execution, and the Company recorded a bad debt expense for the profit recognized on the sale due to the termination of the agreement in the quarter ended December 31, 2006. The Company has determined that it should reverse the revenues in the amount of $0.9 million in the fourth quarter of 2006 and the bad debt expense in the amount of $0.1 million and $0.4 million in the fourth quarters of 2007 and 2006 respectively, associated with this transaction.

In the second transaction, the Company was negotiating the sale of a water treatment unit with a customer up to and including September 29, 2006, when the customer sent the Company an email instructing it to release the unit for delivery and indicating that the customer would be contacting the Company early the next week to finalize the agreement. The Company shipped a water treatment unit in the quarter ended September 30, 2006, but the terms of the contract were not finalized until February 2007. The Company has determined that the revenues from this transaction in the amount of $0.2 million should have been recognized in the quarter ended March 31, 2007 rather than the quarter ended September 30, 2006.

In the third transaction, the Company recognized revenues of $1.5 million with respect to a transaction in the quarter ended March 31, 2006, based on a unit purchase agreement dated March 30, 2006, but portions of the agreement were still being negotiated until June 2006. The agreement provides for 10% of the transaction amount to be paid upon signing the letter of intent, which occurred in December 2005, with the remaining 90% of the amount due to be paid in March 2009. Based on its review, the Company has concluded that it should have recognized 10% of the transaction amount, or $0.2 million in the quarter ended June 30, 2006 when the transaction documentation was completed and executed, and that it should recognize the remaining $1.3 million as revenues upon collection. Subsequently, in February 2009, the water treatment units were returned to the Company as part of the settlement of a dispute with the third party (see Note 22 to our consolidated financial statements).

In the fourth transaction, the Company received a purchase order from one of its suppliers for the purchase of two water treatment units in the third quarter of 2006 upon which it recognized revenues pursuant to percentage of completion accounting. However, the terms of the purchase order did not specify the shipping date for the units, the supplier never specified a shipping date, and the units were never shipped. In addition, the customer claimed a right of return which the Company disputes. The transaction is being restated and the revenues reversed in the amount of $0.1 million and $0.6 million in 2007 and 2006, respectively.

In the fifth transaction, the Company entered into a letter of intent with a customer in the third quarter of 2007 for the sale of a water treatment unit and recognized revenues during that quarter. Pursuant to the terms of the letter of intent, the customer’s purchase of the unit was subject to the satisfaction of test criteria and data delivery under a previously- executed demonstration agreement relating to the unit. These conditions were not satisfied as of the end of the third quarter of 2007. Based on these facts, the Company has concluded that it should reverse the revenues of $0.9 million in the third quarter of 2007 from this transaction.

Accounting for Warrants

The Company reviewed its treatment of the non-cash expense related to the warrants that were issued to Aqua America, Inc. (Aqua) in connection with a $2.0 million loan to the Company in February 2006 and a proposed strategic relationship between Aqua and the Company. The loan matured on the first anniversary of the Company’s initial public offering, and the proposed strategic relationship was intended to have a term of five years. Documents memorializing the exact terms of the strategic relationship were exchanged with Aqua; however, a formal agreement reflecting the strategic relationship was never executed. Based on the fact that no formal agreement related to the strategic relationship was entered into and the fact that the loan agreement specifically referenced issuance of the warrants, the Company has concluded that the warrant expense should have been recognized over the life of the loan, rather than over the anticipated life of the proposed strategic relationship. As a result of this correction, the Company recorded additional interest expense of approximately $0.4 million and $0.9 million in 2007 and 2006, respectively. In addition, the Company reversed amortization expense of $0.3 million in both 2007 and 2006.

Empire Transaction

In reviewing the accounting for the December 2007 sale to Empire Water Corporation of the right to purchase certain water rights and related assets, the Company determined that errors were made relating to the gain recorded with respect to such transaction. The Company originally recorded a $2.5 million gain upon receipt of shares of Empire Water Corporation stock in such transaction. The gain was incorrectly recorded due to rounding and mathematical errors, as well as a revision of the Company’s basis in the assets sold to Empire Water Corporation. As a result, the Company has determined that the recorded gain should have been $3.1 million. The Company recorded $0.6 million additional gain on sale to affiliate in 2007.

Contract Loss Reserve

The Company has determined that an error was made in the calculation of the reserve for contract losses at September 30, 2007. Specifically, with regard to one of its service contracts, it was assumed that a possible facility expansion would result in higher service fees to the customer, thus eliminating estimated operating losses on this contract beyond 2008. This expansion (and anticipated fee adjustment) was not contractually committed to and therefore should not have been considered in estimating the contract loss reserve at September 30, 2007. As a result, the Company has increased the reserve for contract losses (and the related cost of contract revenues) in the restated consolidated financial statements for the quarter ended September 30, 2007 by approximately $1.8 million to correct this error.

Balance Sheet Reclassification for Purchase Accounting

During the course of its review of the final purchase accounting for the acquisition of MPT, the Company determined that an error in the approximate amount of $2.3 million had been made in recording deferred tax liabilities and goodwill. As a result, the Company has reduced deferred tax liabilities and goodwill by this amount as of December 31, 2007. This correction had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2007.

Other Adjustments

In connection with the review of its financial statements as part of the restatement, the Company has reviewed various other adjustments and reclassifications from prior years and determined these other adjustments and reclassifications should be made in the consolidated financial statements.

Effect of Restatement

The following tables set forth the effects of the restatement on our previously reported consolidated statements of operations, balance sheets, statements of stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006:

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands except per share data)

	Year Ended December 31, 2007
	As Previously Reported	Current Year Adjustments	As Restated
Revenues
System sales	$13,477	$(9,497)	$3,980
Contract revenues	5,307	373	5,680

Total revenues	18,784	(9,124)	9,660

Cost of revenues
Cost of system sales	13,790	(7,347)	6,443
Cost of contract revenues	10,698	1,847	12,545
Depreciation expense	443	96	539

Total cost of revenues	24,931	(5,404)	19,527

Gross loss	(6,147)	(3,720)	(9,867)

Research and development expense	564	—	564
Selling, general and administrative expense	13,685	(858)	12,827

Loss from operations	(20,396)	(2,862)	(23,258)

Other income (expense)
Interest income	2,736	2	2,738
Interest expense	(98)	(676)	(774)
Gain on sale to affiliate	2,500	594	3,094
Other income	8	—	8

Total other income (expense)	5,146	(80)	5,066

Loss before income taxes	(15,250)	(2,942)	(18,192)
Income tax benefit	—	—	—

Net loss before noncontrolling interest	(15,250)	(2,942)	(18,192)
Less: net income attributable to noncontrolling interest	—	(84)	(84)

Net loss	$(15,250)	$(3,026)	$(18,276)

Net loss per share:
Basic	$(0.76)	$(0.15)	$(.91)
Diluted	$(0.76)	$(0.15)	$(.91)

Weighted average common shares outstanding:
Basic	20,185	20,185	20,185
Diluted	20,185	20,185	20,185

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2006
	As Previously Reported	Current Year Adjustments	As Restated
Revenues
System sales	$13,861	$(3,268)	$10,593
Contract revenues	3,253	44	3,297

Total revenues	17,114	(3,224)	13,890

Cost of revenues
Cost of system sales	12,161	(1,454)	10,707
Cost of contract revenues	7,522	40	7,562
Depreciation expense	423	—	423

Total cost of revenues	20,106	(1,414)	18,692

Gross loss	(2,992)	(1,810)	(4,802)

Research and development expense	634	—	634
Selling, general and administrative expense	6,827	(382)	6,445

Loss from operations	(10,453)	(1,428)	(11,881)

Other income (expense)
Interest expense	(2,781)	(857)	(3,638)
Interest income	2,061	—	2,061
Other income	6	—	6

Total other expense	(714)	(857)	(1,571)

Loss before income taxes	(11,167)	(2,285)	(13,452)
Income tax benefit	—	—	—

Net loss	$(11,167)	$(2,285)	$(13,452)

Net loss per share:
Basic	$(0.70)	$(0.14)	$(0.84)
Diluted	$(0.70)	$(0.14)	$(0.84)
Weighted average common shares outstanding:
Basic	16,048	16,048	16,048
Diluted	16,048	16,048	16,048

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31, 2007
	As Previously Reported	Cumulative Effect of Prior Year Adjustments	Current Year Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$35,456	$—	$582	$36,038
Accounts receivable, net	3,167	27	(27)	3,167
Unbilled receivables, net	11,443	(1,166)	(2,920)	7,357
Inventory, net	1,055	(38)	(42)	975
Current portion of notes receivable	338	—	(338)	—
Prepaid expenses and other	1,233	—	(70)	1,163

Total current assets	52,692	(1,177)	(2,815)	48,700

Property and equipment
Property and equipment	15,945	1,491	7,449	24,885
Less: accumulated depreciation	1,645	—	590	2,235

Property and equipment, net	14,300	1,491	6,859	22,650

Other assets
Goodwill	8,682	—	(2,359)	6,323
Unbilled receivables, net of current portion	7,664	(1,650)	(2,361)	3,653
Notes receivable, net of current portion	3,015	—	(3,015)	—
Intangible assets, net	3,416	(1,258)	310	2,468
Patent costs, net	2,274	—	—	2,274
Investment in affiliate	4,502	—	130	4,632
Other assets	1,667	—		1,667

Total other assets	31,220	(2,908)	(7,295)	21,017

Total assets	$98,212	$(2,594)	$(3,251)	$92,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,553	$40	$(40)	$3,553
Current portion of notes payable	—	(449)	688	239
Current portion of capital lease obligations	11	—	—	11
Current portion of deferred revenue and advances	266	—	—	266
Current portion of contract loss reserve	1,964	—	145	2,109
Accrued expenses and other	3,140	217	(226)	3,131

Total current liabilities	8,934	(192)	567	9,309

Notes payable, net of current portion	—	—	113	113
Capital lease obligations, net of current portion	15	—	—	15
Deferred revenue, net of current portion	296	—	95	391
Deferred revenue - affiliate	1,920	—	(464)	1,456
Contract loss reserve, net of current portion	5,311	—	1,692	7,003
Deferred income tax liability	2,268	—	(2,268)	—
Other long-term liabilities	179	—	—	179

Total liabilities	18,923	(192)	(265)	18,466

Noncontrolling interest	—	—	84	84

Commitments and contingencies

Stockholders’ equity
Common stock	22	—	—	22
Additional paid-in capital	110,354	(117)	(44)	110,193
Treasury stock	(552)	—	—	(552)
Accumulated deficiency	(30,535)	(2,285)	(3,026)	(35,846)

Total stockholders’ equity	79,289	(2,402)	(3,070)	73,817

Total liabilities and stockholders’ equity	$98,212	$(2,594)	$(3,251)	$92,367

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31, 2006
	As Previously Reported	Current Year Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$54,567	$—	$54,567
Accounts receivable, net	2,416	27	2,443
Unbilled receivables, net	9,123	(1,166)	7,957
Inventory, net	714	(38)	676
Prepaid expenses and other	634	—	634

Total current assets	67,454	(1,177)	66,277

Property and equipment
Property and equipment	13,621	1,491	15,112
Less: accumulated depreciation	1,394	—	1,394

Property and equipment, net	12,227	1,491	13,718

Other assets
Unbilled receivables, net of current portion	7,466	(1,650)	5,816
Intangible assets, net	1,641	(1,258)	383
Patent costs, net	383	—	383
Other assets	881	—	881

Total other assets	10,371	(2,908)	7,463

Total assets	$90,052	$(2,594)	$87,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,562	$40	$1,602
Current portion of notes payable	2,007	(449)	1,558
Current portion of capital lease obligations	17	—	17
Current portion of deferred revenue and advances	292	—	292
Current portion of contract loss reserve	1,321	—	1,321
Accrued expenses and other	2,291	217	2,508

Total current liabilities	7,490	(192)	7,298
Notes payable, net of current portion	10	—	10
Capital lease obligations, net of current portion	24	—	24
Deferred revenue, net of current portion	387	—	387
Contract loss reserve, net of current portion	2,404	—	2,404

Total liabilities	10,315	(192)	10,123

Commitments and contingencies
Stockholders’ equity
Common stock	20	—	20
Additional paid-in capital	95,002	(117)	94,885
Accumulated deficiency	(15,285)	(2,285)	(17,570)

Total stockholders’ equity	79,737	(2,402)	77,335

Total liabilities and stockholders’ equity	$90,052	$(2,594)	$87,458

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Additional Paid-in Capital		Accumulated Deficiency		Total Stockholders’ Equity
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance - December 31, 2005	$—	$—	$(4,118)	$(4,118)	$3,809	$3,809
Reincorporation at time of initial public offering	7,917	7,917	—	—	—	—
Net proceeds from sales of common stock in the initial public offering	75,171	75,171	—	—	75,178	75,178
Conversion of preferred stock to common	8,776	8,776	—	—	8,779	8,779
Stock options exercised	163	163	—	—	163	163
Stock-based compensation expense	539	676	—	—	539	676
Fair value of options issued	495	495	—	—	495	495
Fair value of warrants issued	1,941	1,687	—	—	1,941	1,687
Net loss	—	—	(11,167)	(13,452)	(11,167)	(13,452)

Balance - December 31, 2006	95,002	94,885	(15,285)	(17,570)	79,737	77,335
Stock options exercised	527	527	—	—	527	527
Warrants exercised	8,058	8,058	—	—	8,060	8,060
Stock-based compensation expense	1,501	1,457	—	—	1,501	1,457
Deferred stock compensation	—	—	—	—	—	—
Fair value of stock issued for acquisition	5,266	5,266	—	—	5,266	5,266
Repurchase of common stock	—	—	—		(552)	(552)
Net loss	—	—	(15,250)	(18,276)	(15,250)	(18,276)

Balance - December 31, 2007	$110,354	$110,193	$(30,535)	$(35,846)	$79,289	$73,817

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2007
	As Previously Reported	Current Year Adjustments	As Restated
Cash flows from operating activities
Net loss	$(15,250)	$(3,026)	$(18,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	995	(197)	798
Stock-based compensation expense	1,518	(61)	1,457
Amortization of deferred compensation	188	—	188
Bad debt expense	634	(391)	243
Gain on sale to affiliate	(2,500)	(594)	(3,094)
Net income attributable to noncontrolling interest	—	84	84
Changes in operating assets and liabilities:
Accounts receivable	503	27	530
Unbilled receivables	(2,954)	5,474	2,520
Inventory	103	42	145
Prepaid expenses and other	(542)	70	(472)
Accounts payable	1,600	(40)	1,560
Deferred revenues	(117)	95	(22)
Accrued expenses and other	(1,515)	(226)	(1,741)
Contract loss reserve	3,550	1,837	5,387
Net book value of systems sold	4,091	(4,091)	—
Issuance of notes receivable	(3,353)	3,353	—
Other assets and other liabilities	(207)	1,166	959

Net cash provided by (used in) operating activities	(13,256)	3,522	(9,734)

Cash flows from investing activities
Purchase of property, plant and equipment	(5,347)	(3,358)	(8,705)
Acquisition of business, net of cash acquired	(6,214)	45	(6,169)
Patent costs	(31)	—	(31)

Net cash used in investing activities	(11,592)	(3,313)	(14,905)

Cash flows from financing activities
Repurchase of common stock	(552)	—	(552)
Proceeds from employee stock option exercises	527	—	527
Proceeds from notes payable	—	500	500
Proceeds from warrant exercises	8,060	—	8,060
Repayments of notes payable and capital lease obligations	(2,298)	(127)	(2,425)

Net cash provided by financing activities	5,737	373	6,110

Net increase (decrease) in cash and cash equivalents	(19,111)	582	(18,529)
Cash and cash equivalents, beginning of period	54,567	—	54,567

Cash and cash equivalents, end of period	$35,456	$582	$36,038

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2006
	As Previously Reported	Current Year Adjustments	As Restated
Cash flows from operating activities
Net loss	$(11,167)	$(2,285)	$(13,452)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,024	(276)	748
Stock-based compensation expense	488	188	676
Amortization of deferred compensation	256	—	256
Bad debt expense	500	(435)	65
Issuance of warrants for services	34	61	95
Write off of loan acquisition costs	401	—	401
Changes in operating assets and liabilities:
Accounts receivable	2,323	(27)	2,296
Unbilled receivables	(7,312)	(1,471)	(8,783)
Inventory	(367)	38	(329)
Prepaid expenses and other	(445)	—	(445)
Accounts payable	(588)	40	(548)
Deferred revenues	(501)	—	(501)
Accrued expenses and other	2,018	217	2,235
Contract loss reserve	3,725	—	3,725
Net book value of systems sold	636	(636)	—
Other assets and other liabilities	(3,386)	5,317	1,931

Net cash provided by (used in) operating activities	(12,361)	731	(11,630)

Cash flows from investing activities
Purchase of property, plant and equipment	(3,942)	(725)	(4,667)
Collection of notes receivable	100	—	100
Patent costs	(99)	—	(99)

Net cash used in investing activities	(3,941)	(725)	(4,666)

Cash flows from financing activities
Issuance of common stock	75,178	—	75,178
Proceeds from employee stock option exercises	162	1	163
Proceeds from notes payable	2,000	—	2,000
Loan origination fees	(100)	—	(100)
Repayments of notes payable and capital lease obligations	(9,095)	(7)	(9,102)

Net cash provided by (used in) financing activities	68,145	(6)	68,139

Net increase in cash and cash equivalents	51,843	—	51,843
Cash and cash equivalents, beginning of period	2,724	—	2,724

Cash and cash equivalents, end of period	$54,567	$—	$54,567

The following tables set forth the quarterly information as reported in our Quarterly Reports on Form 10-Q, along with the restated amounts, for each of the quarterly periods in the years ended December 31, 2007 and 2006.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues
System sales	$929	$1,118	$5,199	$996	$3,773	$625	$3,576	$1,241
Contract revenues	678	635	1,215	1,215	1,573	1,781	1,841	2,049

Total revenues	1,607	1,753	6,414	2,211	5,346	2,406	5,417	3,290

Cost of revenues
Cost of system sales	1,158	1,310	5,139	1,522	4,955	2,471	2,538	1,140
Cost of contract revenues	630	630	1,152	1,152	7,076	8,851	1,840	1,912
Depreciation expense	106	106	98	98	94	142	145	193

Total cost of revenues	1,894	2,046	6,389	2,772	12,125	11,464	4,523	3,245

Gross profit (loss)	(287)	(293)	25	(561)	(6,779)	(9,058)	894	45
Research and development expense	161	161	85	85	152	152	166	166
Selling, general and administrative expense	2,337	2,220	2,428	2,400	3,720	3,399	5,200	4,808

Loss from operations	(2,785)	(2,674)	(2,488)	(3,046)	(10,651)	(12,609)	(4,472)	(4,929)

Other income (expense)
Interest expense	(75)	(374)	(24)	(174)	—	(81)	1	(145)
Interest income	702	702	723	723	683	683	628	630
Gain on sale to affiliate	—	—	—	—	—	—	2,500	3,094
Other income (expense)	1	1	—	—	100	100	(93)	(93)

Total other income	628	329	699	549	783	702	3,036	3,486

Loss before income taxes	(2,157)	(2,345)	(1,789)	(2,497)	(9,868)	(11,907)	(1,436)	(1,443)
Income tax benefit	—	—	—	—	—	—	—	—

Net loss before noncontrolling interest	(2,157)	(2,345)	(1,789)	(2,497)	(9,868)	(11,907)	(1,436)	(1,443)
Less: net income attributable to noncontrolling interest	—	—	—	—	—	(74)	—	(10)

Net loss	$(2,157)	$(2,345)	$(1,789)	$(2,497)	$(9,868)	$(11,981)	$(1,436)	$(1,453)

Net loss per share:
Basic	$(0.11)	$(0.12)	$(0.09)	$(0.12)	$(0.50)	$(0.60)	$(0.07)	$(0.07)
Diluted	$(0.11)	$(0.12)	$(0.09)	$(0.12)	$(0.50)	$(0.60)	$(0.07)	$(0.07)
Weighted average common shares outstanding:
Basic	19,700	19,700	19,708	19,708	19,873	19,873	21,485	21,485
Diluted	19,700	19,700	19,708	19,708	19,873	19,873	21,485	21,485

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues
System sales	$3,091	$1,529	$4,167	$4,127	$3,936	$3,290	$2,667	$1,647
Contract revenues	612	612	796	796	910	910	935	979

Total revenues	3,703	2,141	4,963	4,923	4,846	4,200	3,602	2,626

Cost of revenues
Cost of system sales	1,924	1,294	2,516	2,579	3,400	2,964	4,321	3,870
Cost of contract revenues	555	555	892	892	1,040	1,040	5,035	5,075
Depreciation expense	77	77	157	157	97	97	92	92

Total cost of revenues	2,556	1,926	3,565	3,628	4,537	4,101	9,448	9,037

Gross profit (loss)	1,147	215	1,398	1,295	309	99	(5,846)	(6,411)

Research and development expense	70	70	128	128	284	284	152	152
Selling, general and administrative expense	1,129	1,097	1,391	1,358	1,563	1,517	2,744	2,473

Loss from operations	(52)	(952)	(121)	(191)	(1,538)	(1,702)	(8,742)	(9,036)

Other income (expense)
Interest expense	(353)	(407)	(2,280)	(2,484)	(46)	(345)	(102)	(402)
Interest income	34	34	409	409	799	799	819	819
Other income	—	—	2	2	4	4	—	—

Total other income (expense)	(319)	(373)	(1,869)	(2,073)	757	458	717	417

Loss before income taxes	(371)	(1,325)	(1,990)	(2,264)	(781)	(1,244)	(8,025)	(8,619)
Income tax benefit	—	—	—	—	—	—	—	—

Net loss	$(371)	$(1,325)	$(1,990)	$(2,264)	$(781)	$(1,244)	$(8,025)	$(8,619)

Net loss per share:
Basic	$(0.04)	$(0.13)	$(0.14)	$(0.16)	$(0.04)	$(0.06)	$(0.50)	$(0.54)
Diluted	$(0.04)	$(0.13)	$(0.14)	$(0.16)	$(0.04)	$(0.06)	$(0.50)	$(0.54)

Weighted average common shares outstanding:
Basic	10,303	10,303	14,584	14,584	19,628	19,628	16,048	16,048
Diluted	10,303	10,303	14,584	14,584	19,628	19,628	16,048	16,048

The following table sets forth quarterly trend information on a restated basis for the eight quarterly periods ended December 31, 2007.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2007 Restated	2006 Restated	2007 Restated	2006 Restated	2007 Restated	2006 Restated	2007 Restated	2006 Restated
Revenues
System sales	$1,118	$1,529	$996	$4,127	$625	$3,290	$1,241	$1,647
Contract revenues	635	612	1,215	796	1,781	910	2,049	979

Total revenues	1,753	2,141	2,211	4,923	2,406	4,200	3,290	2,626

Cost of revenues
Cost of system sales	1,310	1,294	1,522	2,579	2,471	2,964	1,140	3,870
Cost of contract revenues	630	555	1,152	892	8,851	1,040	1,912	5,075
Depreciation expense	106	77	98	157	142	97	193	92

Total cost of revenues	2,046	1,926	2,772	3,628	11,464	4,101	3,245	9,037

Gross profit (loss)	(293)	215	(561)	1,295	(9,058)	99	45	(6,411)

Research and development expense	161	70	85	128	152	284	166	152
Selling, general and administrative expense	2,220	1,097	2,400	1,358	3,399	1,517	4,808	2,473

Loss from operations	(2,674)	(952)	(3,046)	(191)	(12,609)	(1,702)	(4,929)	(9,036)

Other income (expense)
Interest expense	(374)	(407)	(174)	(2,484)	(81)	(345)	(145)	(402)
Interest income	702	34	723	409	683	799	630	819
Gain on sale to affiliate	—	—	—	—	—	—	3,094	—
Other income (expense)	1	—	—	2	100	4	(93)	—

Total other income (expense)	329	(373)	549	(2,073)	702	458	3,486	417

Loss before income taxes	(2,345)	(1,325)	(2,497)	(2,264)	(11,907)	(1,244)	(1,443)	(8,619)
Income tax benefit	—	—	—	—	—	—	—	—

Net loss before noncontrolling interest	(2,345)	(1,325)	(2,497)	(2,264)	(11,907)	(1,244)	(1,443)	(8,619)
Less: net income attributable to noncontrolling interest	—	—	—	—	(74)	—	(10)	—

Net loss	$(2,345)	$(1,325)	$(2,497)	$(2,264)	$(11,981)	$(1,244)	$(1,453)	$(8,619)

Net loss per share:
Basic	$(0.12)	$(0.13)	$(0.12)	$(0.16)	$(0.60)	$(0.06)	$(0.07)	$(0.54)
Diluted	$(0.12)	$(0.13)	$(0.12)	$(0.16)	$(0.60)	$(0.06)	$(0.07)	$(0.54)

Weighted average common shares outstanding:
Basic	19,700	10,303	19,708	14,584	19,873	19,628	21,485	16,048
Diluted	19,700	10,303	19,708	14,584	19,873	19,628	21,485	16,048

Quarterly Operations Analysis

Three Months Ended March 31, 2007 and 2006

Revenues

Revenues were $1.8 million and $2.1 million during the first quarters of 2007 and 2006, respectively. Revenues from system sales decreased approximately $0.4 million in the first quarter of 2007 when compared to the same period in 2006. Contract revenues were $0.6 million during the first quarter of both 2006 and 2007, respectively.

Cost of Revenues

Cost of revenues were $2.0 million in the first quarter of 2007 compared to $1.9 million during the same period in 2006. Cost of system sales were approximately $1.3 million for both of the three month periods ended March 31, 2007 and 2006. Operating costs for our contract revenues were approximately $0.6 million during the first quarters of 2007 and 2006. Operating costs include salt, waste disposal and field service labor expense, as well as depreciation expense. Contract revenue operating costs for the first quarter of 2007 were offset by the reversal of $0.1 million of reserves for contract operations which were recorded in the fourth quarter of 2006.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $2.2 million during the first three months of 2007 compared to $1.1 million during the same period of 2006. The increase was primarily due to higher personnel and related costs to support our overall growth, as well as increased stock-based compensation expense recorded in accordance with the provisions of SFAS No. 123R. Additionally, our professional fees and public company costs were much higher in the first quarter of 2007 when compared to 2006 because our initial public offering was not completed until the second quarter of 2006.

Other Income (Expense)

Other income was $0.3 million during the first quarter of 2007 compared to $0.4 million other expense during the first quarter of 2006. Interest expense decreased due to the payoff of existing debt in the second quarter of 2006. We earned interest income on the net proceeds from our initial public offering in mid-May, 2006.

Three Months Ended June 30, 2007 and 2006

Revenues

Revenues were $2.2 million and $4.9 million during the three months ended June 30, 2007 and 2006, respectively. Revenues from system sales decreased $3.1 million in the second quarter of 2007 when compared to the same period in 2006 primarily due to the recognition of a groundwater system sale completed in the second quarter of 2006. Contract revenues increased from $0.8 million during the second quarter of 2006 to $1.2 million during the same period of 2007 as the number of systems placed in service with customers during 2007 increased.

Cost of Revenues

Cost of revenues decreased to $2.8 million during the second quarter of 2007 compared to $3.6 million during the same period in 2006. The decrease reflects the reduction of groundwater system sales in the second quarter of 2007 compared to the same period in 2006. Operating costs for our contract revenues were $1.2 million during the second quarter of 2007 compared to $0.9 million in the comparable period of 2006. Operating costs include salt, waste disposal, field service labor and depreciation expense, and the increase in cost is reflective of additional systems in service in 2007 when compared to 2006. Contract revenue operating costs for the second quarter of 2007 were partially offset by the reversal of $0.3 million of reserves for future contract losses which were previously recorded in the fourth quarter of 2006.

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $2.4 million during the second quarter of 2007 from $1.4 million during the same period of 2006. The increase was primarily due to higher personnel and related costs to support our overall growth, as well as increased stock-based compensation expense recorded in accordance with the provisions of SFAS No. 123R. Additionally, we experienced increases in our sales, marketing and promotion expense as our sales force and marketing efforts expanded in the second quarter of 2007 compared to the same period of 2006. Our professional fees and public company costs were higher in the second quarter of 2007 when compared to 2006 because our initial public offering was not completed until the middle of the second quarter of 2006.

Other Income (Expense)

Other income was $0.5 million income during the second quarter of 2007 compared to $2.1 million expense during the second quarter of 2006. Interest expense decreased due to the payoff of existing debt in the second quarters of 2006 and 2007. Meanwhile, since receiving the net proceeds of our initial public offering in mid-May, 2006, we earned interest income on our invested cash balances.

Three Months Ended September 30, 2007 and 2006

Revenues

Revenues were $2.4 million and $4.2 million during the three months ended September 30, 2007 and 2006, respectively. Revenues from system sales decreased $2.7 million in the third quarter of 2007 when compared to the same period in 2006. Contract revenues were $1.8 million compared to $0.9 million during the same period of 2007 as the number of systems placed in service with customers during 2007 increased, as well as the addition of our newly acquired subsidiary, Basin Water—MPT, Inc. (MPT), which contributed $0.1 million to contract revenues for the third quarter of 2007 after its acquisition in mid-September 2007.

Cost of Revenues

Cost of revenues were $11.5 million during the third quarter of 2007 compared to $4.1 million during the same period in 2006. Costs from system sales were $2.5 million for the third quarter of 2007 compared to $3.0 million in the third quarter of 2006. In the third quarter of 2007, our cost of system sales included certain reserves and anticipated cost overruns of $0.5 million on three large systems. Operating costs for our contract revenues increased $7.8 million to $8.9 million during the third quarter of 2007 from $1.0 million in the comparable period of 2006. In the third quarter of 2007, we recorded a $6.8 million increase in the reserve for contract losses as a result of management’s evaluations of certain loss contracts, which was partially offset by reserve reversals of $0.3 million of reserves for future contract losses with were previously recorded in the fourth quarter of 2006. Operating costs include salt, waste disposal, field service labor expenses and depreciation expense. The increase in costs is reflective of additional systems in service in 2007 when compared to 2006, as well as $0.1 million in costs of contract revenues as a result of the acquisition of MPT in mid-September 2007.

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $3.4 million during the third quarter of 2007 from $1.5 million during the same period of 2006. The increase was primarily due to higher personnel and related costs to support our overall growth, as well as increased stock-based compensation expense recorded in accordance with the provisions of SFAS No. 123R. We had increased legal accruals in the third quarter of 2007 when compared to 2006. Additionally, we experienced increases in our sales, marketing and promotion expense as our sales force and marketing efforts expanded in the third quarter of 2007 compared to the same period of 2006. Selling, general and administrative expenses included approximately $0.1 million during the third quarter of 2007 as a result of our acquisition of MPT.

Other Income (Expense)

Other income was approximately $0.7 million during the third quarter of 2007 compared to $0.5 million for the same period in 2006. Interest expense decreased due to the payoff of existing debt in the second quarters of 2006 and 2007. During the third quarter of 2007, we reversed $0.1 million of expense associated with the early retirement of debt which was ultimately not realized.

Three Months Ended December 31, 2007 and 2006

Revenues

Revenues were $3.3 million and $2.6 million during the fourth quarters of 2007 and 2006, respectively. Revenues from system sales decreased approximately $0.4 million in the fourth quarter of 2007 when compared to the same period in 2006. Contract revenues increased from $1.0 million during the first quarter of 2006 to $2.0 million during the same period of 2007 due to the increased number of systems placed into service during 2007.

Cost of Revenues

Cost of revenues was $3.2 million in the fourth quarter of 2007 compared to $9.0 million during the same period in 2006. Cost of system sales during the fourth quarter of 2007 was $1.1 million compared to $3.9 million in the same period of 2006. Cost of contract revenues was $1.9 million during the fourth quarter of 2007 compared to $5.1 million during the fourth quarter of 2006. The higher fourth quarter 2006 cost of contract revenues is primarily the result of a $3.7 million reserve for contract losses which was recorded at the end of 2006. Operating costs include salt, waste disposal, field service labor expense and depreciation expense. Contract revenue operating costs for the first quarter of 2007 were offset by the reversal of $0.1 million of reserves for contract operations which were recorded in the fourth quarter of 2006.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $4.8 million during the final three months of 2007 compared to $2.5 million during the same period of 2006. The increase was primarily due to higher personnel and related costs to support our overall growth, as well as increased stock-based compensation expense recorded in accordance with the provisions of SFAS No. 123R.

Other Income (Expense)

Other income was $3.5 million during the fourth quarter of 2007 compared to $0.4 million other expense during the first quarter of 2006. The increase in other income was attributable to a $3.1 gain on sale of certain water rights and assets to an affiliate, which was recorded in December 2007.

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

Under the criteria set forth in EITF 00-21, we have determined that the multiple deliverables of each of our long-term contracts specifically, the capital component and the volume-related service charge, qualify for separate accounting treatment. The three criteria required for separate accounting treatment are: 1) that each deliverable has a stand-alone value to the customer, 2) that there is objective and reliable evidence of fair value of each deliverable and 3) that there are no general refund rights for the deliverables.

In the case of contracts under which we own the system, the customer is obligated to pay us the fixed capital component of the system on a monthly basis. These arrangements are classified and treated as operating leases under

Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, because they meet the four criteria of an operating lease: 1) there is no transfer of title; 2) there is not a bargain purchase option; 3) the lease term is substantially shorter than the economic life of the system; and 4) the present value of the capital component payments is less than 90% of the fair value of the water treatment system at the inception of the contract. For water treatment systems which are owned by us and leased to our customers, the capital recovery portion of the payment stream from the customer is determined at the outset of the lease contract based on capital value and the lease term. Consequently, these payments, and the recoverability of the related assets, are not affected by the operating losses sustained under the water services agreements, as described below.

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

•

Cost of Contract Revenues. Cost of revenues in connection with contract revenues consist of costs associated with the processing of waters, including the cost of salt and other consumables used in our systems, waste removal on behalf of our customers, maintenance and other service costs of our systems. Cost of revenues in connection with contract revenue that includes capital for systems Basin retains ownership under a water treatment contract includes depreciation expense using a 20-year life under the straight-line method.

During the latter half of 2006 and in 2007, improvements to our management controls and accounting systems enabled us to more thoroughly analyze operating results for each water service agreement (WSA) and determine that certain, generally older contracts were operating at net cash flow losses. Under the WSAs, we provide to our customers operations and maintenance services for water treatment units previously sold or leased to our customers. These contracts have sustained increasing operating costs such as waste disposal and salt purchase costs as the direct result of higher fuel, salt and other third-party costs. These contracts did not allow for the renegotiation of terms to recover such increased costs. Management determined that these contracts would continue to generate net operating cash flow losses through the end of the contract period, and those additional contracts that were not yet operational, but which were scheduled to go on-line thereafter could have similar problems. Accordingly, we recorded a reserve for future contract losses in the amount of $3.7 million in the fourth quarter of 2006. This amount represented the losses which we expected to incur during the initial period of these contracts and does not include renewal periods, if any, related to such contracts. Actual losses on the underlying contracts are being charged against the reserve as incurred.

During 2007, as these contracts progressed and as additional older legacy contracts became operational and were operated during the busy, higher volume summer months, it became apparent by the third quarter of 2007 that the original reserve was not adequate. Management reviewed each contract’s financial performance and identified the future expected losses for these contracts, resulting in a $6.8 million increase to the reserve (offset by $1.4 million of actual contract losses charged against the reserve during 2007) for future contract losses, which was charged to cost of contract revenues during the third quarter of 2007. The increased contract loss reserve as of September 30, 2007, after restatement to correct an error of approximately $1.8 million relating to one contract (see “Background of the Restatement” in Explanatory Note elsewhere in this Form 10-K/A and Notes 3 and 14 to our consolidated financial statements), amounted to approximately $9.7 million.

As part of its customary process and in connection with the preparation of its financial statements for the quarter ended June 30, 2008, the Company conducted its review of the adequacy of its reserve for contract losses. Based on the results of that review, which included the benefit of additional operating history, the Company determined that the overall contract loss reserve as of that date required only minor adjustment. As part of the process, certain adjustments were necessary to reallocate the total contract loss reserve to specific contracts to give effect to current estimates of future losses for such contracts. Included in the total contract loss reserve at June 30, 2008 is approximately $1.3 million related to service contracts for water treatment systems which have not yet become operational but are anticipated to go online in the future.

In December 2007, other than in contracts that had been previously negotiated, we began including provisions in our WSAs that allowed for us to pass through certain increased costs (primarily costs related to salt and waste transportation) to our customers.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of payroll and payroll related costs for our corporate management, finance, accounting, sales, marketing and administrative personnel, including commissions for our sales and marketing personnel. Also included in selling, general and administrative expense are overhead costs associated with these activities, marketing and promotion expenses, public company costs, director fees, and audit and legal expenses.

Other Income (Expense)

Other income (expense) included in the statements of operations consists primarily of interest income and income from affiliate, partially offset by interest and other expense.

Net Income Attributable to Noncontrolling Interest

In accordance with the provisions of FIN 46(R), we have concluded that we are required to include VL Capital (VLC) and Water Services Solutions (WSS), which are special purpose entities, in our consolidated financial statements. However, because we have no ownership interest in VLC, and no control over its management or business operations, we have recorded the net income of VLC as attributable to a noncontrolling interest in our consolidated financial statements commencing with the sale of certain equipment to VLC in June 2007. The results of WSS were not material to the consolidated financial statements. For further discussion, see Note 3 to our consolidated financial statements.

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

•

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and amortization. Property consists primarily of groundwater treatment systems which we place with customers under various arrangements. For our groundwater treatment systems placed with our customers under long-term contracts, we capitalize materials, labor, overhead and interest. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. We capitalize expenditures for major renewals and betterments that extend the useful lives of property and equipment. We charge expenditures for maintenance and repairs to expense as incurred. Estimated useful lives are generally as follows: vehicles and trailers—three to five years; furniture and fixtures—three to seven years; other equipment—three to 10 years, and groundwater treatment systems—20 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in operating performance and fluctuations in economic conditions. If our assumptions change in the future, we may be required to record impairment charges for these assets.

•

Intangible Assets and Goodwill. In conjunction with our September 2007 acquisition of MPT, we engaged an independent third party to assess the fair value of the assets acquired in this transaction. The purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values, with approximately $4.2 million allocated to intangible assets with a weighted-average useful life of approximately 11 years. Such intangible assets consist of a covenant not to compete in the amount of $0.3 million (three year useful life), trade name in the amount of $0.2 million (two year useful life), service agreements and contracts in the amount of $1.3 million (six year useful life), customer relationships in the amount of $0.6 million (15 year useful life) and patents in the amount of $1.8 million (17 year useful life). The excess of the net purchase price over the estimated fair value of assets acquired was approximately $6.3 million, which was recorded as non-tax deductible goodwill. Judgments and estimates made by us related to the expected useful lives of the intangible assets are affected by factors such as changes in operating performance, loss of existing customers or service contracts, failure to obtain final approval for patents, fluctuations in economic conditions and expected future performance. If our assumptions change in the future, we may be required to record impairment charges for these assets, including goodwill.

•

Inventory. Inventory consists primarily of raw materials and supplies used in the fabrication of our groundwater treatment units, as well as the reprocessing and conditioning of resins. Inventory items are stated at the lower of cost, on a first-in, first-out basis, or market. Physical counts of inventory items are conducted periodically to help verify the balance of inventory. A reserve is maintained for obsolete inventory, if appropriate. We consider inventory to be obsolete when it is no longer usable as a system component.

•

Stock-based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment. This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS No. 123(R), stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We elected to adopt the modified prospective transition method as provided under SFAS No. 123(R). This method applies to all new awards or awards modified, repurchased or cancelled on or after January 1, 2006. Accordingly, financial statement amounts for the periods prior to 2006 presented elsewhere in this Annual Report on Form 10-K/A have not been restated to reflect the fair value method of expensing share-based compensation.

The adoption of SFAS No. 123(R) resulted in approximately $1.5 million and $0.7 million of expense in 2007 and 2006, respectively, and we anticipate that the adoption of SFAS No. 123(R) will result in approximately

$1.6 million of expense in 2008 and $1.5 million of expense thereafter, based upon options and other stock-based awards outstanding as of December 31, 2007. In addition, the adoption of this standard will result in difficulties comparing our operating results for current and future periods to those of our prior periods, since prior periods through 2005 do not reflect stock-based compensation expense under SFAS No. 123(R).

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

•

FIN 46(R): In 2007, we entered into four transactions with respect to the sale of water treatment units to two special purpose entities (VL Capital, or VLC, and Water Services Solutions, or WSS). These sales were to be funded by third-party financial institutions. In addition to the sale of these units, the underlying agreements provided that the special purpose entity would have the right to receive the scheduled lease payments from the customers subject to the WSAs. VLC issued us a secured note as consideration for the water treatment units and related scheduled lease payments. We have concluded that the financial statements of these special purpose entities should be consolidated with those of the Company in accordance with FIN 46(R), as we retained the majority of the risks underlying these transactions.

•

Investments in Unconsolidated Entity: We have a 32% ownership investment in Empire Water Corporation (Empire). This investment is evaluated under the requirements of FASB Interpretation No. (FIN) 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, Accounting Principles Board Opinion No. (APB) 18, The Equity Method of Accounting for Investments in Common Stock, and other applicable guidance to determine the appropriate accounting treatment, including whether we must consolidate the investee company. Our 32% ownership investment in Empire is accounted for using the equity method of accounting since the investment gives us the ability to exercise significant influence, but not control, over the investee as outlined under APB 18. Significant influence is generally deemed to exist if we have an ownership interest of between 20% and 50%, although other factors are considered in determining whether the equity method of accounting is appropriate.

This investment is classified as an “investment in affiliate” on our consolidated balance sheet. We monitor this investment for impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required based primarily on the near-term prospects and financial condition of Empire. Any significant intervening events relating to Empire in the period since the latest available financial statements will be disclosed in future filings.

Results of Operations

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of revenues.

	Year Ended December 31,
	2007 Restated	% of Revenue	2006 Restated	% of Revenue	2005	% of Revenue
Revenues
System sales	$3,980	41%	$10,593	76%	$10,016	82%
Contract revenues	5,680	59%	3,297	24%	2,215	18%

Total revenues	9,660	100%	13,890	100%	12,231	100%

Cost of revenues
Cost of system sales	6,443	67%	10,707	77%	4,467	36%
Cost of contract revenues	12,545	130%	7,562	54%	2,323	19%
Depreciation expense	539	6%	423	3%	340	3%

Total cost of revenues	19,527	202%	18,692	135%	7,130	58%

Gross profit (loss)	(9,867)	-102%	(4,802)	-35%	5,101	42%
Research and development expense	564	6%	634	5%	651	6%
Selling, general and administrative expense	12,827	133%	6,445	46%	3,334	27%

Income (loss) from operations	(23,258)	-241%	(11,881)	-86%	1,116	9%
Other income (expense)	5,066	52%	(1,571)	-11%	(553)	-4%

Income (loss) before income taxes	(18,192)	-189%	(13,452)	-97%	563	5%
Income tax benefit	—		—		—

Net income (loss) before noncontrolling interest	(18,192)	-189%	(13,452)	-97%	$563	5%
Less: net income attributable to noncontrolling interest	(84)		—		—

Net income (loss)	$(18,276)		$(13,452)	-97%	$563	5%

Years Ended December 31, 2007 and 2006

Revenues, Cost of Revenues and Gross Loss

The following table summarizes the significant components of revenues, cost of revenues and gross profit (loss) for the year ended December 31, 2007 compared to the prior year.

	2007 Restated	2006 Restated	Increase (Decrease)
	(In thousands)
Revenues:
Large system sales	$1,927	$5,694	$(3,767)
Standard system sales	2,053	4,899	(2,846)
Contract operations	5,680	3,297	2,383

Total Revenues	9,660	13,890	(4,230)

Cost of Revenues:
Large system sales	4,274	6,400	(2,126)
Standard system sales	2,169	4,307	(2,138)
Contract operations	7,157	3,838	3,319
Net change in contract loss reserve	5,388	3,724	1,664
Depreciation expense	539	423	116

Total Cost of Revenues	19,527	18,692	835

Gross Loss:
Large system sales	(2,361)	(706)	(1,655)
Standard system sales	(116)	592	(708)
Net change in contract loss reserve	(5,388)	(3,724)	(1,664)
Contract operations	(2,002)	(964)	(1,038)

Total Gross Loss	$(9,867)	$(4,802)	$(5,065)

Revenues

Revenues decreased by $4.2 million, or 30%, to $9.7 million in 2007 from $13.9 million in 2006. This occurred primarily as a result of a decrease in our revenues from system sales. Revenues recognized for sales of groundwater treatment systems decreased from $10.6 million in 2006 to $4.0 million in 2007, a decrease of $6.6 million, or 62%, primarily due to decreased groundwater treatment systems sales volume. Revenues from system sales represented 41% and 76% of our total revenues during 2007 and 2006, respectively. The decrease in system sales revenue was partially offset by (i) our acquisition of MPT in September 2007 and (ii) growth in our contract revenues. Contract revenues increased to $5.7 million in 2007 from $3.3 million in 2006, an increase of $2.4 million, or 73%, as the number of systems placed in service with customers increased in 2007 compared to 2006.

Cost of Revenues

Cost of revenues increased by $0.8 million, or 5% to $19.5 million in 2007 from $18.7 million in 2006. This decrease was primarily due to decreased sales of groundwater treatment systems. The cost of systems sold in 2006 was $10.7 million compared to $6.5 million in 2007. This decrease in cost is consistent with the decreased sales of groundwater treatment systems. Operating costs for our contract revenues increased by $3.3 million, or 87%, to $7.1 million in 2007 from $3.8 million in 2006. The increase in operating costs was primarily due to higher costs of waste disposal, salt, chemicals and increased field service labor expense, all as a result of having more systems placed in service with customers in 2007 compared to 2006. During 2007, we recorded an additional $6.8 million reserve for future contract losses (offset by approximately $1.4 million of charges against the reserve for actual contract losses during 2007) as a result of management’s evaluations of certain loss contracts, compared to a $3.7 million reserve for future contract losses recorded in 2006 (see “Management’s Discussion and Analysis of Financial Condition—Financial Operations Review” for a further discussion of this reserve).

Gross Loss

Our gross loss increased to $9.9 million in 2007 from $4.8 million in 2006. Our gross loss as a percentage of revenue was negative 102% compared to negative 35% in 2006. This increase in gross loss was primarily the result of a decrease of $2.4 million in our gross margins on system sales.

In addition, as noted above, in both 2007 and 2006, we recorded a reserve for future contract losses of $6.8 million (net of $1.4 million of charges against the reserve for actual contract losses during 2007) and $3.7 million, respectively, which severely impacted our operating profit. In addition to this reserve, the gross loss on our contract operations was $2.0 million prior to applying any charges against the contract loss reserve; this compared to $1.0 million gross loss in the prior year. The increased gross loss was due primarily to the certain legacy contracts booked in prior periods that became operational in 2007 that included, among other things, poor pricing and inadequate contract terms.

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

	2007 Restated	2006 Restated	Increase (Decrease)
	(In thousands)
Compensation and benefits	$5,126	$2,535	$2,591
Stock-based compensation expense	831	744	87
Bad debt expense	243	65	178
Amortization - intangibles	145	—	145
Outside selling, marketing & promotion	1,062	666	396
Insurance	329	263	66
Directors fees and public company costs	614	174	440
Sarbanes Oxley 404 expense	442	—	442
Travel & entertainment	605	400	205
Restricted stock expense	875	93	782
Professional fees	1,619	726	893
Other SG&A expense	936	779	157

Total SG&A Expense	$12,827	$6,445	$6,382

Selling, general and administrative expense increased by $6.4 million, or 100%, to $12.8 million in 2007 from $6.4 million in 2006. The increase was primarily due to an increase in compensation expense and related employee benefits of $2.6 million attributable to additional executive and management personnel and related costs to support our overall planned growth (including approximately $0.8 million added expense as a result of the September 2007 acquisition of MPT); an increase in professional fees of $0.9 million, primarily due to higher legal fees incurred in connection with various litigation; an increase in restricted stock expense of $0.8 million, primarily for restricted stock granted in October 2006; approximately $0.4 million of increased expense incurred in connection with the development and implementation of internal controls over financial reporting to comply with Section 404 of the Sarbanes Oxley Act of 2002; an increase of $0.4 million in directors fees and public company costs (as 2007 was our first full year as a public company); and an increase of $0.4 million in outside selling, marketing and promotion.

Other Income (Expense)

The following table summarizes the significant changes in other expense for the year ended December 31, 2007 compared to the prior year.

	2007 Restated	2006 Restated	Expense Increase (Decrease)
	(In thousands)
Interest income	$2,738	$2,061	$677
Interest expense - notes & loans	(774)	(681)	(93)
Other income - affiliate	3,094	—	3,094
Amortization - fair value of warrants	—	(1,083)	1,083
Write off - fair value of warrants	—	(1,524)	1,524
Write off - loan acquisition costs	—	(357)	357
Capitalized interest & other	8	13	(5)

Total Other Income (Expense)	$5,066	$(1,571)	$6,637

We recorded other income of $5.1 million in 2007 compared to other expense of $1.6 million in 2006. The overall increase in other income is primarily due to a gain on sale to an affiliate of $3.1 million recorded in the fourth quarter of 2007 as the result of the assignment to Empire of our contract to purchase certain water assets in exchange for Empire common stock (see Note 11 to our consolidated financial statements) and an increase in interest income of $0.7 million, or 33%, to $2.7 million in 2007 from $2.1 million in 2006.

In addition, during 2006, the write-off of approximately $1.5 million in unamortized fair value of warrants and the write-off of approximately $0.4 million in unamortized loan costs in connection with the repayment of amounts outstanding under our BWCA loan and our XACP Notes, as well as the amortization of fair value of warrants outstanding under our Aqua Note, all of which are more fully discussed below under “Liquidity and Capital Resources”, resulted in higher interest expense.

Years Ended December 31, 2006 and 2005

Revenues, Cost of Revenues and Gross Profit (Loss)

The following table summarizes the significant components of revenues, cost of revenues and gross profit (loss) for the year ended December 31, 2006 compared to the prior year.

	2006 Restated	2005	Increase (Decrease)
	(In thousands)
Revenues:
Large system sales	$5,694	$3,489	$2,205
Standard system sales	4,899	6,527	(1,628)
Contract operations	3,297	2,215	1,082

Total Revenues	13,890	12,231	1,659

Cost of Revenues:
Large system sales	6,400	2,302	4,098
Standard system sales	4,307	2,165	2,142
Contract operations	3,838	2,323	1,515
Net change in contract loss reserve	3,724	—	3,724
Depreciation expense	423	340	83

Total Cost of Revenues	18,692	7,130	11,562

Gross Profit (Loss):
Large system sales	(706)	1,187	(1,893)
Standard system sales	592	4,362	(3,770)
Net change in contract loss reserve	(3,724)	—	(3,724)
Contract operations	(964)	(448)	(516)

Total Gross Profit (Loss)	$(4,802)	$5,101	$(9,903)

Revenues

Revenues increased by $1.7 million, or 14%, from $12.2 million in 2005 to $13.9 million in 2006. This increase occurred primarily as a result of growth in sales of our groundwater treatment systems. Revenues recognized for sales of groundwater treatment systems increased from $10.0 million in 2005 to $10.6 million in 2006 primarily due to increased groundwater treatment systems sales volume. Revenues from system sales represented 77% and 82% of our total revenues during 2006 and 2005, respectively. Contract revenues increased from $2.2 million in 2005 to $3.3 million in 2006, an increase of $1.1 million, or 50%, as the number of systems placed in service with customers increased in 2006 compared to 2005.

Cost of Revenues

Cost of revenues increased by $11.6 million, or 163% from $7.1 million in 2005 to $18.7 million in 2006. This increase was primarily due to an increase in the cost of systems sold of $6.3 million, or 140%, from $4.5 million in 2005 to $10.8 million in 2006. This resulted largely from significantly higher than anticipated costs on our largest project, including a $1.3 million reserve. Operating costs for our contract revenues also increased by $1.5 million, or 65%, from $2.3 million in 2005 to $3.8 million in 2006. The increase in operating costs was primarily due to higher costs of waste disposal, salt, and increased field service labor expense, as well as higher depreciation expense, all as a result of having more systems placed in service with customers in 2006 compared 2005. In addition, in 2006 we recorded a provision in the amount of $3.7 million as a reserve for future contract losses as a result of management’s evaluations of certain loss contracts (see “Management’s Discussion and Analysis of Financial Condition—Financial Operations Review” for a further discussion of this reserve).

Gross Profit (Loss)

We recorded a gross loss of $4.8 million in 2006 compared to gross profit of $5.1 million in 2005. Our gross profit percentage in 2006 was negative 35% compared to a 42% profit in 2005. This decrease in gross profit was primarily the result of a 2006 reserve for future contract losses in the amount of $3.7 million as discussed above, and higher than anticipated costs on our largest system sale project. Additionally, the 2006 system sales gross loss reflects the low margins on two projects with special requirements for the construction of buildings through the use of subcontractors during 2006.

Our contract operations gross profit was impacted by higher volume-related contract operating costs, particularly waste hauling charges and increased field service labor and engineering expense, especially on certain older contracts. In general, our gross profit percentage is higher on systems we sell than on systems we place with customers under long-term contracts. As noted above, in 2006 we recorded a $3.7 million reserve for future losses primarily on older contracts which severely impacted our operating profit.

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

	2006 Restated	2005	Increase (Decrease)
	(In thousands)
Compensation and benefits	$2,535	$1,415	$1,120
Stock-based compensation expense	744	31	713
Bad debt expense	65	22	43
Outside selling, marketing & promotion	666	465	201
Insurance	263	67	196
Directors fees and public company costs	174	—	174
Travel & entertainment	400	293	107
Restricted stock expense	93	—	93
Professional fees	726	433	293
Other SG&A expense	779	608	171

Total SG&A Expense	$6,445	$3,334	$3,111

Selling, general and administrative expense increased by $3.1 million, or 94%, from $3.3 million in 2005 to $6.4 million in 2006. The increase was primarily due to stock-based compensation of $0.7 million recorded in 2006 in accordance with the provisions of SFAS No. 123(R); and an increase in compensation expense and related employee benefits of $1.1 million due to increased personnel and related costs to support our overall growth. In addition, we incurred approximately $0.4 million in higher liability insurance costs and certain professional fees directly related to our becoming a publicly traded company in 2006.

Other Expense

The following table summarizes the significant changes in other expense for the year ended December 31, 2006 compared to the prior year.

	2006 Restated	2005	Expense Increase (Decrease)
	(In thousands)
Interest income	$2,061	$52	$2,009
Interest expense - notes & loans	(681)	(417)	(264)
Amortization - fair value of warrants	(1,083)	(162)	(921)
Amortization - loan acquisition costs	(89)	(40)	(49)
Write off - fair value of warrants	(1,524)	—	(1,524)
Write off - loan acquisition costs	(268)	—	(268)
Capitalized interest & other	13	14	(1)

Total Other Expense	$(1,571)	$(553)	$(1,018)

Other expense increased by $1.0 million, or 167%, from $0.6 million in 2005 to $1.6 million in 2006. The overall increase in other expense is primarily due to higher overall interest expense, including the write off of approximately $1.5 million in unamortized fair value of warrants and approximately $0.3 million in unamortized loan costs in connection with the repayment of amounts outstanding under our BWCA loan and our XACP Notes, as well as the amortization of fair value of warrants outstanding under our Aqua Note. These increases in interest expense were partially offset by an increase of approximately $2.0 million in interest income earned on net proceeds from our initial public offering in mid-May 2006. See “Liquidity and Capital Resources” in following paragraphs.

Liquidity and Capital Resources

From our inception until our initial public offering in May 2006, we financed our growth and operations primarily with proceeds from the issuance of preferred stock and common stock, as well as the incurrence of indebtedness under the BWCA loan, our subordinated notes payable to The Co-Investment 2000 Fund, LP, Cross Atlantic Technology Fund II, LP and Catalyst Basin Water, LLC (the XACP Notes), and our $2.0 million subordinated note to Aqua America, Inc. (the Aqua Note).

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

Any revenue growth would impact our liquidity and place increased demands on our capital resources. For example, as our system sales to customers increase, we require an increased investment in accounts receivable, as system sales accounts receivable may have repayment terms from several months to one year or beyond. Additionally, as we lease systems to customers as opposed to selling systems, we will experience much higher capital expenditure requirements.

As of December 31, 2007, our cash and cash equivalents were sufficient to fund our anticipated future growth and operations for at least the next 12 months. We anticipate that we may need additional capital to finance our operations after such 12-month period. In such an event, we would seek to raise additional capital through a combination of bank credit facilities, issuance of long-term debt and private or public equity offerings. If we were unable to obtain additional capital through one or more of these sources, our ability to continue our operations, invest in groundwater treatment systems and grow our revenues may be adversely impacted, and we would focus our sales and marketing on the sales of systems (with related WSAs) as opposed to placing such systems under long-term contracts. We also may seek third-party financing with respect to systems placed through long-term contracts as a source of liquidity to finance future anticipated growth.

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. These events in the credit markets as well as deteriorating market conditions have also had an adverse effect on other financial markets in the United States, including the equity markets, which may make it more difficult or costly for us to raise capital through the issuance of debt, common stock or other equity securities.

We also expect to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our technical capabilities, complement our current products and services or expand the breadth of our customer base. These activities would require additional capital resources.

At December 31, 2007, we had $36.0 million in cash and cash equivalents, including $0.6 million resulting from the consolidation of VL Capital, which funds of VL Capital are not available to us to support our liquidity needs. We have invested substantially all of our available cash funds in money market funds placed with reputable institutions for which credit loss is not anticipated.

The following table summarizes our primary sources of cash in the periods presented:

	Years Ended December 31,
	2007 Restated	2006 Restated	2005
	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,734)	$(11,630)	$(6,409)
Investing activities	(14,905)	(4,666)	(1,695)
Financing activities	6,110	68,139	9,124

Net increase (decrease) in cash and cash equivalents	$(18,529)	$51,843	$1,020

Operating Activities

Net cash used by operating activities was $9.7 million during 2007 compared to net cash used in operating activities of $11.6 million during 2006. In addition to our net loss of $18.3 million, this increase in net cash used by operating activities was due primarily to an approximate $1.7 million decrease in accrued expenses and a $0.5 million increase in prepaid assets. This use of cash was partially offset by a $3.3 million decrease in accounts receivable and a $1.6 million increase in accounts payable. In 2007, we recorded an additional $6.8 million contract loss reserve, offset by $1.4 million of actual charges against the contract loss reserve.

Net cash used by operating activities was $11.6 million during 2006 compared to net cash used in operating activities of $6.4 million during 2005. In addition to our net loss of $13.5 million in 2006, the increase in net cash used by operating activities was due primarily to a $6.4 million increase in accounts receivable offset by a $2.2 million increase in accrued expenses, including much higher insurance premiums incurred for our corporate liability coverage, most notably directors’ and officers’ liability insurance. Additionally, in 2006, we recorded a $3.7 million contract loss reserve.

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

Investing Activities

Net cash used in investing activities was $14.9 million in 2007 compared to $4.7 million in 2006. The increase in cash used in investing activities was due primarily to $6.2 million in cash paid as partial consideration for the acquisition of MPT, net of cash acquired. In addition, we experienced a $4.0 million increase in capital expenditures in 2007 compared to 2006. This increase in capital expenditures was the result of more systems placed with customers under long-term contracts during 2006 than during 2005 since more customers chose to pay us under long term contracts rather than purchase systems.

Net cash used in investing activities was $4.7 million in 2006 compared to $1.7 million in 2005. This increase was due primarily to a $2.8 million increase in capital expenditures in 2006 compared to 2005. This increase in capital expenditures was the result of more systems placed with customers under long-term contracts during 2006 than during 2005, since more customers chose to pay us under long-term contracts rather than purchase systems from us.

Financing Activities

Net cash provided by financing activities was $6.1 million in 2007 compared to $68.1 million in 2006. This decrease was due primarily to $75.2 million in net proceeds from sales of common stock (attributable to our initial public offering) and $2.0 million in net proceeds received from notes payable receipt. These decreases in net cash provided by financing activities were offset in part by $8.1 million in net proceeds from exercise of common stock warrants and a decrease of $6.8 million in repayments of notes payable and capital lease obligations during 2007 compared to the prior year.

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

Capital Expenditures

Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Capital expenditures totaled $8.7 million, $4.7 million and $1.9 million during the years ended December 31, 2007, 2006 and 2005, respectively. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

As of December 31, 2007, we anticipated that our capital expenditures would continue to increase in future years. We anticipate the use of cash of approximately $5.0 million to $7.0 million for capital expenditures during 2008 for increases in our resin regeneration capacity, development of certain pilot plants for treatment technologies and improving or expanding our existing facilities. In addition, capital expenditures could increase further relative to any increases in the number of treatment systems delivered to customers under long-term contract arrangements, though it is our intent to sell these arrangements to a third party financing company, thus reducing the use of cash for that customer system.

Outstanding Indebtedness

At December 31, 2007, we had no outstanding indebtedness except for approximately $0.4 million in notes payable to a finance company, resulting from the consolidation of VL Capital. See Note 12 to our consolidated financial statements for further discussion.

Warrants Issued in connection with Indebtedness and other Transactions

In connection with the BWCA loan (which was repaid in full in May 2006), we issued to the lender warrants to purchase an aggregate of 717,450 shares of our common stock at an exercise price of $4.00 per share. These warrants are immediately exercisable and expire in November 2008, provided, that the warrant shall no longer be exercisable on the date of a change in control of our company.

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

In connection with the XACP Notes (which were repaid in full in May 2006), we issued to the purchasers warrants to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $5.50 per share and warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $7.00 per share. These warrants were immediately exercisable and expired on the earliest of November 11, 2008 and immediately prior to a change in control of our company. During the third and fourth quarters of 2007, the holders of the XACP warrants exercised 725,000 warrants at an exercise price of $5.50 per share and 225,000 warrants at an exercise price of $7.00 per share, resulting in the issuance of 950,000 shares of our common stock and net proceeds to us of approximately $5.6 million.

In connection with the issuance of the Aqua Note (which was repaid in full in May 2007), we granted to Aqua America a warrant to purchase 300,000 shares of our common stock at an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of our common stock at an exercise price of $7.00 per share. During the fourth quarter of 2007, the holders of the Aqua warrants exercised all of their warrants, resulting in the issuance of 400,000 shares of our common stock and net proceeds to us of $2.5 million.

In addition, in connection with the consent granted by BWCA I, LLC with respect to our issuance of the Aqua Note, we granted to BWCA I, LLC a warrant to purchase 50,000 shares of our common stock at an exercise price of $8.00 per share.

Pursuant to our December 2005 binding commitment letter with Shaw, Shaw committed to purchase a total of $5.0 million of our groundwater treatment systems prior to December 31, 2006. As part of that commitment letter, we granted to Shaw a warrant to purchase 300,000 shares of our common stock at an exercise price of $7.00 per share in connection with its purchase of our groundwater treatment systems. As of December 31, 2007, no shares had vested under the Shaw warrant. Subsequently, as part of our September 18, 2008 acquisition of Envirogen from Shaw, we entered into a settlement agreement with Shaw which cancelled the Shaw warrants.

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

Off-Balance Sheet Arrangements

In 2007, the Company entered into four transactions with respect to the sale of water treatment units to two special purpose entities (VL Capital, or VLC, and Water Services Solutions, or WSS) that were to be funded by third-party financial institutions. The underlying agreements provided that the Company would sell VLC and WSS water treatment units subject to water service agreements (WSAs) between the Company and its customers. The special purpose entities would then have the right to receive the scheduled lease payments from the customers subject to the WSAs. The Company has concluded that the financial statements of VLC and WSS should be consolidated with those of the Company in accordance with FIN 46(R). This analysis is based on the fact that the structure of the transactions with VLC and WSS did not effectively transfer sufficient risk to the other parties to the transactions, leaving the Company with the majority of the risks.

Other than as described above, as of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2007:

Payments Due by Period	Less than 1 Year 2008	1 to 3 Years (2009-2010)	3 to 5 Years (2011-2012)	More than 5 Years (After 20112)	Total

	(In thousands)
Principal payments - notes payable	$239	$10	$37	$66	$352
Interest payments - fixed rate notes payable	—	—	—	—	—
Capital lease obligations	11	15	—	—	26
Operating lease obligations	645	1,474	929	34	3,082
Capital commitments (1)	489	—	—	—	489
Purchase commitments (2)	—	—	—	—	—

Totals	$1,384	$1,499	$966	$100	$3,949

(1)—	Represents estimated costs to complete groundwater treatment systems under current contracts with customers.
(2)—	There were no minimum purchase arrangements with vendors.

Effect of Inflation and Seasonality

We do not believe that inflation will have a material impact on our financial condition or results of operations. We believe current contracts and pricing policies will allow for these costs to be appropriately passed on to our customers. We identified certain older contracts where we did not provide for the ability to offset cost increases and recorded a $3.7 million reserve in 2006 for these future losses.

During 2007, as these contracts progressed and as additional older legacy contracts became operational and were operated during the busy, higher volume summer months, it became apparent by the third quarter of 2007 that the original reserve was not adequate. Management reviewed each contract’s financial performance and identified the future expected losses for these contracts, resulting in a $6.8 (as restated) million increase to the reserve for future contract losses (offset by $1.4 million of actual contract loss charges against the reserve during 2007) which was charged to cost of contract revenues during the third quarter of 2007. The reserve for future contract losses included on our balance sheet, both short- and long-term, as of December 31, 2007 was approximately $9.1 million.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). This statement replaces SFAS No. 141 in its entirety and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combination, including business combinations achieved in states (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008, and may not be applied before that date. We are currently evaluating the impact SFAS 141(R) could have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for the fiscal year beginning January 1, 2009 and will be applied prospectively. We do not expect adoption of SFAS 160 to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2007, we had no outstanding indebtedness except for $0.4 million of notes payable to a finance company through VL Capital. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole because we do not currently have any significant foreign customers nor do we enter into contracts with foreign entities except contracts denominated in United States currency, we do not consider it necessary to hedge against currency risk.

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer (CEO) and chief financial officer (CFO), as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K/A, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2007, the end of the period covered by this report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the years ended December 31, 2007 and 2006, we identified a material weakness in our internal control over financial reporting and, in connection with the restatement of our financial statements for the years ended December 31, 2007 and 2006, management identified additional material weaknesses in our internal control over financial reporting that existed as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007.

(b) Management’s Evaluation of Internal Control over Financial Reporting (Restated).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2007 as a result of the material weaknesses described below.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which is included in Item 8 of this Report.

The ineffectiveness of internal control over financial reporting as of December 31, 2007 stemmed from several significant factors. The organization structure was changing as we hired additional management, and we were establishing new accounting information systems. This placed additional stress on the organization and our internal controls as these new structures were being instituted within the Company. Additionally, the acquisition of MPT in the third quarter of 2007 caused additional changes to our organization structure and accounting systems. These changes in our management, reporting structure and our accounting information systems resulted in a material weakness in our internal control over financial reporting.

In connection with the restatement of our consolidated financial statements, we have identified the following additional material weaknesses in our internal control over financial reporting that existed as of December 31, 2007:

•	A lack of sufficient personnel with appropriate knowledge, experience and training in applying GAAP to transactions and the correct application of revenue recognition principles required under GAAP;

•

A lack of effective checks and balances between the former CFO and accounting and legal functions with respect to the negotiation, structuring and accounting for transactions, including water treatment unit sales and water service agreements;

•

A failure to maintain adequately organized business records and complete documentation for sales contracts, many of which lacked execution dates, signatures by Company or counterparty representatives; the use of draft or non-standard arrangements; and the lack of adequate written agreements to memorialize significant transactions;

•	Insufficient information systems and processes to accumulate information to timely identify and address business and accounting issues;

•

A lack of sufficiently detailed written accounting policies and procedures with respect to the timing and recognition of sales transactions and an insufficient process at the time of the transactions to monitor compliance with such policies and procedures; and

•	A failure to maintain an effective internal audit function.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K/A were fairly presented in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our restated financial statements for the year ended December 31, 2007 are fairly presented in accordance with GAAP.

Based on our remediation efforts described below, we expect to enhance our internal control over financial reporting with the goal of remediating the foregoing material weaknesses by December 31, 2009. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management and by our internal auditors, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and our disclosure controls and procedures. In addition, we may in the future identify additional material weaknesses in our internal control over financial reporting that we have not identified as of the date of this report.

(c) Plan for Remediation of Material Weaknesses

We have implemented a number of changes designed to improve our internal control over financial reporting such as:

•	We hired a new CFO in June 2008;

•	We retained an experienced consultant to assist us in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002;

•	We have developed and are implementing our accounting policies and procedures with enhanced controls surrounding expenditures, cutoff dates and payroll processing and procedures;

•	With respect to revenue recognition, we now require the CFO and either the General Counsel or the CEO to provide formal written or electronic approval of all sales contracts;

•	We have developed procedures and internal documentation to reduce the risks associated with non-routine transaction documents;

•

We have developed policies and procedures designed to ensure that the appropriate authorized officers receive on a timely basis information regarding proposed transactions prior to execution and approval of such transactions;

•

With respect to non-routine transactions, we have adopted additional procedures designed to ensure the correct accounting treatment of such transactions including, where appropriate, retention of outside accounting specialists where additional expertise is determined to be advisable based upon the nature of the transaction; and

•	We have implemented new financial systems designed to enhance our financial reporting process.

We intend to take the following additional remediation efforts:

•	increase our accounting and finance resources and/or the accounting qualifications of current personnel;

•	conduct additional employee training relating to existing and newly implemented policies and procedures;

•	realign our internal audit review and internal reporting function in a manner designed to ensure compliance with written accounting and revenue recognition procedures;

•	adopt additional procedures with respect to monitoring and internal communication within the organization; and

•	implement new policies and procedures designed to improve cutoff, reporting and processing functions.

We believe these remediation efforts will continue to improve our internal control over financial reporting.

We have incurred, and expect to continue to incur, substantial expenses relating to the remediation of the material weaknesses in our internal control over financial reporting. The effectiveness of our internal control over financial reporting may in the future be limited by:

•	failure of the effectiveness of our policies, procedures and information systems and processes;

•	delays in upgrading financial software systems; and

•	the possibility that enhancements to our disclosure controls and procedures or internal control over financial reporting may not adequately assure timely and accurate financial information.

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

W. Christopher Chisholm has served as our Vice President and Chief Financial Officer since June 2008. From 2003 to 2008, Mr. Chisholm served as Executive Vice President, Finance & Administration and Chief Financial Officer of Veolia Water North America. Subsequent to the 1999 acquisition of USFilter by Veolia Environment, Mr. Chisholm served as Executive Vice President, Finance of US Filter until 2003. In 1997, Mr. Chisholm joined US Filter (prior to it becoming Veolia Water) as its Vice President and Group Controller for North American operations and later served as Vice President and Chief Financial Officer of USFilter’s Water & Wastewater Group until 1999. From 1991 to 1997, Mr. Chisholm served as Vice President and Chief Financial Officer of Mobley Environmental Services, which was acquired in 1997 by USFilter. Prior to his career in the environmental services and water industries, Mr. Chisholm spent 11 years in the audit practice of KPMG, an international public accounting and consulting firm, serving clients in a wide variety of industries. Mr. Chisholm is an accounting graduate of Northeast Louisiana University and obtained his certification as a Certified Public Accountant in 1981.

Scott B. Hamilton has served as the Company’s General Counsel since July 2007 and as the Company’s Secretary since August 2007. From 2005 to 2007, Mr. Hamilton served as Associate General Counsel of Veolia Water North America Operating Services, LLC, previously known as USFilter Operating Services, Inc., a water services company, and from 1999 to 2004, served as Senior Counsel of the same company. From 1998 to 1999, Mr. Hamilton served as the Vice President, General Counsel and Assistant Secretary of USFilter Operating Services, Inc., and Regional Counsel of USFilter, before its acquisition by Veolia Water North America. From 1992 to 1998, Mr. Hamilton served in the enforcement division of the Securities and Exchange Commission, and prior to that was involved in the private practice of law for several years. Mr. Hamilton holds a B.A. in Comparative Area Studies and History from Duke University and a J.D. from the University of Illinois College of Law.

Richard A. Reese joined Basin Water in September of 2007 as the Marketing Vice President, and was named an Executive Officer in January of 2008. From 1997 to 2008, Mr. Reese served in management roles within Siemens Water Technologies, Inc., previously known as USFilter. These roles included Vice President, General Manager of Aftermarket within the Services & Products segment (2003 – 2007), Senior Vice President, Marketing within the Services Group of USFilter/Veolia Water (2002 – 2003), Vice President, Customer Service & Satisfaction (2000 – 2002) for USFilter, and Vice President, General Manager of the Recovery Services Southwest business unit of USFilter (1997 – 2000). Prior to joining USFilter, Mr. Reese served in Regional Vice President and Business Development roles with Mobley Environmental Services, Inc., as an Operations manager for Browning Ferris Waste Management Systems Inc., and as an engineer for R.J. Brown and Associates of America and J.P. Kenny Offshore Engineering. Mr. Reese holds a B.S. in Ocean Engineering from Texas A&M University and an MBA from the University of Texas.

Thomas C. Tekulve served as our Chief Financial Officer, Treasurer and Chief Administrative Officer from October 2004 until June 2008, and as our Vice President of Finance – Business Development from June 2008 until October 2008. Mr. Tekulve resigned from the Company in October 2008. Mr. Tekulve also served as our Secretary from February 2006 until August 2007. From January 1999 to September 2004, Mr. Tekulve served as Vice President of

Finance and Treasurer of Southwest Water Company, a company engaged in the business of water production and distribution, wastewater collection and treatment, public works services and utility submetering. From 1995 to 1998, he served as Chief Financial Officer of SafeGuard Health Enterprises, a provider of dental and vision care benefit programs. From 1984 to 1994, Mr. Tekulve served in a variety of executive positions at Beckman Coulter, Inc., including as Director of International Finance. Mr. Tekulve is a certified public accountant and holds an MBA from Portland State University and a B.S. in accounting from California State University, Northridge.

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

1. The following consolidated financial statements of Basin Water, Inc. and subsidiaries and Reports of SingerLewak LLP, independent registered public accounting firm, are included in this report:

•	Report of SingerLewak LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

2. List of financial statement schedules-Schedule II—Valuation and Qualifying Accounts.

3. List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

(B) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number		Exhibit Description
2.1	(1)	Agreement and Plan of Merger, dated August 31, 2007, by and among the Registrant, Basin Water, Inc., BW Acquisition Merger Sub, Inc., Basin Water-MPT, Inc., Mobile Process Technology, Co. and the stockholders of Mobile Process Technology, Co.

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(2)	Amended and Restated Bylaws of the Registrant

4.1	(2)	Form of the Registrant’s Common Stock Certificate

4.2	(2)	Registration Rights Agreement, dated June 28, 2005, among the Registrant and holders of Preferred Stock

4.3	(2)	Form of Common Stock Warrant

4.4	(2)	Form of Preferred Stock Warrant

4.5	(2)	Form of Note issued to BWCA I, LLC

4.6	(2)	Form of Warrant issued to BWCA I, LLC

4.7	(2)	Form of Senior Subordinated Note issued to The Co-Investment 2000 Fund, L.P. and other purchasers

4.8	(2)	Form of Warrant issued to The Co-Investment 2000 Fund, L.P. and other purchasers

4.9	(2)	Registration Rights Agreement, dated October 14, 2005, among The Co-Investment 2000 Fund, L.P. and other purchasers

4.10	(2)	Senior Subordinated Note issued to Aqua America, Inc. dated February 10, 2006

4.11	(2)	Form of Warrant issued to Aqua America, Inc.

4.12	(2)	Registration Rights Agreement, dated February 10, 2006, between the Registrant and Aqua America, Inc.

9.1	(2)	Amended and Restated Voting Trust Agreement, dated September 20, 2005

10.1	#(3)	Form of Amended and Restated Indemnification Agreement for Directors and Executive Officers

10.2	#(2)	2001 Stock Option Plan, as amended and restated and form of option agreement thereunder

10.3	#(4)	Amended and Restated Director Compensation Policy, dated March 27, 2007

10.4	#(2)	2006 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder

10.5	#(2)	2006 Employee Stock Purchase Plan

10.6	#(2)	Employment Agreement between the Registrant and Peter L. Jensen dated October 1, 2005

10.7	#(2)	Form of Employment Agreement between Registrant and Peter L. Jensen

10.8	#(2)	Employment Agreement between the Registrant and Thomas C. Tekulve dated August 27, 2004, First Amendment to Employment Agreement dated January 31, 2005 and Second Amendment to Employment Agreement dated June 27, 2005

10.9	#(2)	Form of Employment Agreement between Registrant and Thomas C. Tekulve

10.10	(2)	Standard Industrial/Commercial Single-Tenant Lease, dated June 7, 2002 between the Registrant and White Oak, LLC for the property located at 8731 Prestige Court, Rancho Cucamonga, California 91730

10.11	(2)	First Amendment to Standard Industrial Commercial Single Tenant Lease—Gross, dated August 4, 2004, between the Registrant and White Oak, LLC

10.12	(2)	Business Loan Agreement, dated July 1, 2003, between BWCA I, LLC and the Registrant

10.13	(2)	Commercial Security Agreement, dated July 1, 2003, between BWCA I, LLC and the Registrant

10.14	(2)	Subordinated Note with Warrants Purchase Agreement, dated October 14, 2005, among the Registrant, The Co-Investment 2000 Fund, L.P. and the other purchasers party thereto

10.15	(2)	Security Agreement, dated October 14, 2005, among the Registrant, The Co-Investment 2000 Fund, L.P. and the other purchasers party thereto

10.16	(2)†	National Arsenic Sales Agreement, dated December 9, 2005, between the Registrant and Shaw Environmental, Inc.

10.17	(2)†	Sales Commitment Letter, dated December 23, 2005, between the Registrant and Shaw Environmental, Inc.

10.18	(2)	Subordinated Note with Warrants Purchase Agreement, dated February 10, 2006, between the Registrant and Aqua America, Inc.

10.19	(2)	Security Agreement, dated February 10, 2006, between the Registrant and Aqua America, Inc.

10.20	(2)	Second Amendment to Standard Air Industrial Commercial Single-Tenant Lease-Gross, dated February 15, 2006, between the Registrant and White Oak, LLC

10.21	#(5)	Employment Agreement, dated October 27, 2006, between Michael Stark and Registrant

10.22	#(6)	Amendment No. 1 to 2006 Equity Incentive Award Plan dated May 10, 2007

10.23	#(7)	Employment Agreement, dated June 29, 2007, between Scott Hamilton and Registrant

10.24	(8)	Omnibus Amendment to Business Loan Agreement and Warrants dated October 3, 2003, April 30, 2004, October 26, 2004 and February 10, 2006 between Registrant and BWCA I, LLC

10.25	(9)	Escrow Agreement, dated September 14, 2007, among Registrant, Mobile Process Technology, Co., the Stockholders’ Representative and Computershare Trust Company, N.A.

10.26	(9)	Lease Agreement, dated September 14, 2007, by and between Basin Water-MPT, Inc. and Craft Real Property, LLC

10.27	(9)	Form of Non-Compete and Non-Solicitation Agreement, dated September 14, 2007, by and between Registrant and the other parties thereto

10.28	†(3)	Alliance Agreement, dated November 14, 2007, between Rohm and Haas Chemicals LLC and Registrant

10.29	(10)	Assignment and Amendment Agreement, dated December 21, 2007, among Empire Water Corporation, Basin Water Resources, Inc. and Indian Hills Water Conservation Corporation, West Riverside Canal Company, West Riverside 350 Inch Company, Henry Cox and John L. West

10.30	(10)	Stock Purchase Agreement between Empire Water Corporation and Basin Water Resources, Inc., dated as of December 21, 2007

10.31	#(11)	Employment Transition and Consulting Agreement, dated February 19, 2008, between Peter L. Jensen and Registrant

10.32		Agreement to Sell and Purchase, dated September 14, 2007, between VL Capital LLC and Registrant (filed herewith)

10.33		Term Loan Agreement, dated September 2007, and amendment, between VL Capital LLC and Registrant (filed herewith)

10.34		Security Agreement, dated September 14, 2007 between VL Capital LLC and Registrant (filed herewith)

23.1		Consent of SingerLewak LLP, independent registered public accounting firm (filed herewith)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on September 6, 2007.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 13, 2006, as amended.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 2, 2007.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 16, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2007.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 17, 2007.
(10)	Incorporated by reference to the Schedule 13D/A filed by the Registrant with respect to Empire Water Corporation on January 10, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 25, 2008.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.
*	These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not being incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated.

Basin Water, Inc. (Registrant)

BY:	/s/ MICHAEL M. STARK	BY:	/s/ W. CHRISTOPHER CHISHOLM
	Michael M. Stark		W. Christopher Chisholm
	Chief Executive Officer and Director		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: February 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

BY:	/s/ SCOTT A. KATZMANN
Scott A. Katzmann
Chairman of the Board of Directors

BY:	/s/ ROGER S. FAUBEL
Roger S. Faubel
Director

BY:	/s/ VICTOR J. FRYLING
Victor J. Fryling
Director

BY:	/s/ STEPHEN A. SHARPE
Stephen A. Sharpe
Director

BY:	/s/ SUSAN H. SNOW
Susan H. Snow
Director

BY:	/s/ KEITH R. SOLAR
Keith R. Solar
Director

Date: February 10, 2009

BASIN WATER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Basin Water, Inc. and Subsidiaries

Rancho Cucamonga, California

We have audited the accompanying consolidated balance sheets of Basin Water, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of Basin Water, Inc. listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated February 10, 2009 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 3 to the financial statements, the 2007 and 2006 financial statements and the related financial statement schedule listed in Item 15 have been restated for various errors including errors relating to revenue recognition, variable interest entity consolidation, loss contract reserves, stock based compensation accounting, calculated gains from related party transactions and purchase price allocation.

/s/ SingerLewak LLP

Irvine, California

March 17, 2008 (updated February 10, 2009)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Basin Water, Inc. and Subsidiaries

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

During the Company’s assessment of internal control over financial reporting, there were numerous significant control deficiencies. If assessed on an individual basis, none of these deficiencies was determined to be a material weakness. However, taken in the aggregate, they constitute a material weakness.

Financial Statement Close Process

•	Timely reconciliation of certain non-routine transactions and the related financial statement disclosures were not performed.

Purchasing Process

•	Certain expenditures were not properly authorized based on the Company’s delegation of authority policy.

Treasury Process

•	Certain bank account reconciliations were not reviewed and approved on a timely basis.

Payroll Process

•	Timely review of certain payroll changes was not performed.

•	Timely review by management of certain time cards was not performed.

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

In addition to the material weakness described above, management’s assessment also identified the following material weaknesses related to the restatement of financial statements for the years ending December 31, 2007 and 2006:

•	Lack of sufficient knowledge in applying Generally Accepted Accounting Principles to certain revenue transactions

•	Failure to maintain organized business records which resulted in incomplete and unexecuted sales contracts

•	Failure to monitor compliance with the Company’s revenue recognition policies and the lack of detailed policies and procedures with respect the recognition of revenue

•	Failure to maintain an effective internal audit function

•	Lack of effective checks and balances between accounting and legal functions with respect to negotiating, structuring and accounting for transactions

•	Insufficient information systems and processes to accumulate information to timely identify and address business and accounting issues

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 17, 2008 (updated February 10, 2009) on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets and consolidated statements of operations, stockholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2007, and our report dated March 17, 2008 (updated February 10, 2009) expressed an unqualified opinion.

/s/ SingerLewak LLP

Irvine, California

February 10, 2009

BASIN WATER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2007 (Restated)	2006 (Restated)
ASSETS
Current assets
Cash and cash equivalents	$36,038	$54,567
Accounts receivable, net of $92 and $65 allowance for doubtful accounts	3,167	2,443
Unbilled receivables, net of $208 and $0 allowance for doubtful accounts	7,357	7,957
Inventory, net of $79 and $38 reserve	975	676
Prepaid expenses and other	1,163	634

Total current assets	48,700	66,277

Property and equipment
Property and equipment	24,885	15,112
Less: accumulated depreciation	2,235	1,394

Property and equipment, net	22,650	13,718

Other assets
Goodwill	6,323	—
Unbilled receivables, net of current portion	3,653	5,816
Intangible assets, net	2,468	383
Patent costs, net	2,274	383
Investment in affiliate	4,632	—
Other assets	1,667	881

Total other assets	21,017	7,463

Total assets	$92,367	$87,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,553	$1,602
Current portion of notes payable	239	1,558
Current portion of capital lease obligations	11	17
Current portion of deferred revenue and advances	266	292
Current portion of contract loss reserve	2,109	1,321
Accrued expenses and other	3,131	2,508

Total current liabilities	9,309	7,298
Notes payable, net of current portion	113	10
Capital lease obligations, net of current portion	15	24
Deferred revenue, net of current portion	391	387
Deferred revenue - affiliate	1,456	—
Contract loss reserve, net of current portion	7,003	2,404
Other long-term liabilities	179	—

Total liabilities	18,466	10,123

Noncontrolling interest	84	—

Commitments and contingencies
Stockholders’ equity
Common stock	22	20
Additional paid-in capital	110,193	94,885
Treasury stock	(552)	—
Accumulated deficiency	(35,846)	(17,570)

Total stockholders’ equity	73,817	77,335

Total liabilities and stockholders’ equity	$92,367	$87,458

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2007 (Restated)	2006 (Restated)	2005
Revenues
System sales	$3,980	$10,593	$10,016
Contract revenues	5,680	3,297	2,215

Total revenues	9,660	13,890	12,231

Cost of revenues
Cost of system sales	6,443	10,707	4,467
Cost of contract revenues	12,545	7,562	2,323
Depreciation expense	539	423	340

Total cost of revenues	19,527	18,692	7,130

Gross profit (loss)	(9,867)	(4,802)	5,101

Research and development expense	564	634	651
Selling, general and administrative expense	12,827	6,445	3,334

Income (loss) from operations	(23,258)	(11,881)	1,116

Other income (expense)
Interest income	2,738	2,061	52
Interest expense	(774)	(3,638)	(621)
Gain on sale to affiliate	3,094	—	—
Other income	8	6	16

Total other income (expense)	5,066	(1,571)	(553)

Income (loss) before income taxes	(18,192)	(13,452)	563
Income tax provision (benefit)	—	—	—

Net income (loss) before noncontrolling interest	(18,192)	(13,452)	563
Less: net income attributable to noncontrolling interest	(84)	—	—

Net income (loss)	$(18,276)	$(13,452)	$563

Net income (loss) per share:
Basic	$(0.91)	$(0.84)	$0.06
Diluted	$(0.91)	$(0.84)	$0.04

Weighted average common shares outstanding:
Basic	20,185	16,048	9,924
Diluted	20,185	16,048	12,849

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficiency	Totals
	Shares	Amount
Balance - January 1, 2005	9,586	$2,391	$—	$—	$(4,681)	$(2,290)
Issuance of common stock	717	3,584	—	—	—	3,584
Fair value of options and warrants issued	—	1,952	—	—	—	1,952
Net income	—	—	—	—	563	563

Balance - December 31, 2005	10,303	7,927	—	—	(4,118)	3,809
Issuance of common stock for services	213	—	—	—	—	—
Reincorporation at time of initial public offering	—	(7,917)	7,917	—	—	—
Net proceeds from sales of common stock in the initial public offering	6,900	7	75,171	—	—	75,178
Conversion of preferred stock to common	2,362	3	8,776	—	—	8,779
Stock options exercised	110	—	163	—	—	163
Stock-based compensation expense	—	—	676	—	—	676
Fair value of options issued	—	—	495	—	—	495
Fair value of warrants issued	—	—	1,687	—	—	1,687
Net loss	—	—	—	—	(13,452)	(13,452)

Balance - December 31, 2006 (Restated)	19,888	20	94,885	—	(17,570)	77,335
Stock options exercised	225	—	527	—	—	527
Warrants exercised	1,389	2	8,058	—	—	8,060
Stock-based compensation expense	—	—	1,457	—	—	1,457
Deferred stock compensation	70	—	—	—	—	—
Fair value of stock issued for acquisition	462	—	5,266	—	—	5,266
Repurchase of common stock	(85)	—	—	(552)		(552)
Net loss	—	—	—	—	(18,276)	(18,276)

Balance - December 31, 2007 (Restated)	21,949	$22	$110,193	$(552)	$(35,846)	$73,817

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007 (Restated)	2006 (Restated)	2005
Cash flows from operating activities
Net income (loss)	$(18,276)	$(13,452)	$563
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	798	748	506
Stock-based compensation expense	1,457	676	31
Amortization of deferred compensation	188	256	—
Bad debt expense	243	65	—
Gain on sale to affiliate	(3,094)	—	—
Net income attributable to noncontrolling interest	84	—	—
Issuance of warrants for services	—	95	417
Write off of loan acquisition costs	—	401	—
Changes in operating assets and liabilities:
Accounts receivable	530	2,296	(6,279)
Unbilled receivables	2,520	(8,783)	(2,744)
Inventory	145	(329)	(268)
Prepaid expenses and other	(472)	(445)	(80)
Accounts payable	1,560	(548)	1,468
Deferred revenues	(22)	(501)	(354)
Accrued expenses and other	(1,762)	2,235	397
Contract loss reserve	5,387	3,725	—
Other assets and other liabilities	980	1,931	(66)

Net cash used in operating activities	(9,734)	(11,630)	(6,409)

Cash flows from investing activities
Purchase of property, plant and equipment	(8,705)	(4,667)	(1,913)
Acquisition of business, net of cash acquired	(6,169)	—	—
Collection of notes receivable	—	100	325
Patent costs	(31)	(99)	(107)

Net cash used in investing activities	(14,905)	(4,666)	(1,695)

Cash flows from financing activities
Issuance of common stock	—	75,178	3,584
Issuance of redeemable preferred stock	—	—	596
Repurchase of common stock	(552)	—	—
Proceeds from employee stock option exercises	527	163	—
Proceeds from notes payable	500	2,000	5,156
Loan origination fees	—	(100)	(100)
Proceeds from warrant exercises	8,060	—	—
Repayments of notes payable and capital lease obligations	(2,425)	(9,102)	(112)

Net cash provided by financing activities	6,110	68,139	9,124

Net increase (decrease) in cash and cash equivalents	(18,529)	51,843	1,020
Cash and cash equivalents, beginning of period	54,567	2,724	1,704

Cash and cash equivalents, end of period	$36,038	$54,567	$2,724

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1—Business Activity

Basin Water, Inc. and its subsidiaries (the Company) design, build and implement systems for the treatment of contaminated groundwater, industrial process water, and air streams from municipal and industrial sources. Customers can choose between purchasing the Company’s systems and entering into long-term contracting arrangements for the Company’s systems.

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

In connection with the initial public offering, all 2,361,625 shares of Series A and Series B preferred stock were converted into shares of common stock. After the initial public offering, the Company’s amended and restated certificate of incorporation provides for a total of 100,000,000 authorized shares of common stock, $0.001 par value. Also, immediately prior to the initial public offering, the Company reincorporated in Delaware.

On September 14, 2007, the Company completed the acquisition of Mobile Process Technology Co. (MPT), a provider of technology and services to the water and wastewater treatment and industrial process markets. This acquisition provides additional capabilities including expanded technological solutions, geographic presence and customer base. Additional services the new Company provides include: (1) central regeneration for ion-exchange, in which we replace the resin vessel on a periodic basis and regenerate the resin offsite, (2) smaller ion exchange systems permitting the servicing of low-flow wells, and (3) technologies to treat process water and to provide resource recovery from wastewater. The new company also provides the ability to service and treat smaller capacity water systems than the Company’s current product offering.

In 2007, the Company entered into transactions with respect to the sale of water treatment systems to two special purpose entities (VL Capital, or VLC and Water Services Solutions, or WSS) that were to be funded by third-party financial institutions. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities – Deferral for Certain Interests, Revised December 2003 (FIN 46 (R)), the Company has concluded that the financial statements of VLC and WSS should be consolidated with those of the Company. Accordingly, the Company’s consolidated financial statements for the periods presented herein include these entities.

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

Certain reclassifications have been made to prior years’ financial statement presentation to conform to the current year presentation.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sale. For treatment systems which are sold to customers under fixed-price contracts, the Company recognizes revenues using the percentage-of-completion method. This method takes into account the cost, estimated earnings and revenues to date on systems not yet completed. This method is used because management considers total cost to be the best available method of measuring progress on systems sold to customers. In general, financial statements based on the percentage-of-completion method present the economic substance of production-type activities more clearly than the completed-contract method, and present the relationships between sales, cost of sales and related period costs more accurately. Because of inherent uncertainties in estimating costs, estimates used may change within the near term. Such estimates are adjusted under the cumulative-catch-up method. Unless contractually agreed to otherwise, the sales contract is deemed to be substantially complete when the treatment system has been physically completed and a performance test has been passed. During the years ended December 31, 2007 and 2006, the Company incurred losses on the sale of certain groundwater treatment systems and has recorded a provision for anticipated losses on system sales as of December 31, 2007 and 2006 in the amount of $0.3 million and $1.1 million, respectively.

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

The second source of recurring revenues is from long-term contracts for the treatment of the water produced from installed treatment systems, also referred to as service revenues. Service revenues are recognized based on the actual volume of water treated each month. Such water-treatment revenues bear a direct relationship to the variable costs for the purchase and delivery of salt, chemicals and resin used in the system, the removal of waste and the cost to maintain and service the system. This revenue stream is generated both by systems that were purchased by the Company’s customers and by systems in which the Company retains ownership and recognizes revenue for the monthly capital component.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

The third source of contract revenues relates to providing other services for the processing of water, replacement of resins or equipment parts and other water treatment related services, including the services provided by MPT described previously.

Under each of the long-term contracts, the customer is obligated to pay the Company for the treatment of its water—not for specific hours worked, supplies purchased or waste-hauls provided. Certain of the Company’s long-term contracts allow it to recover increased operating costs, including costs for salt, resin and removal of waste.

Under the criteria set forth in Emerging Issues Task Force (EITF) 00-21, the Company has determined that the multiple deliverables of each of its long-term contracts, specifically the capital component and the volume-related service charge, qualify for separate accounting treatment. The three criteria required for separate accounting treatment are: 1) that each deliverable has a standalone value to the customer, 2) that there is objective and reliable evidence of fair value of each deliverable and 3) that there are no general refund rights for the deliverables.

In the case of contracts under which the Company owns the system, the customer is obligated to pay the Company the fixed capital component of the system on a monthly basis. These arrangements are classified and treated as operating leases under Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, because they meet the four criteria of an operating lease: 1) there is no transfer of title; 2) there is not a bargain purchase option; 3) the lease term is substantially shorter than the economic life of the system; and 4) the present value of the capital component payments is less than 90% of the fair value of the water treatment system at the inception of the contract. For water treatment systems which are owned by the Company and leased to its customers, the capital recovery portion of the payment stream from the customer is determined at the outset of the lease contract based on capital value and the lease term. Consequently, these payments, and the recoverability of the related assets, are not affected by the operating losses sustained under the water service agreements, as described in Note 14 Contract Loss Reserve.

Accounts Receivable

In general, accounts receivable arising from systems sales to customers are due in accordance with the provisions of the sales contract, which may provide for extended payment terms ranging from several months to one year or more for a significant portion of the sales price. In contrast, accounts receivable from systems placed under long-term contracts with customers are usually due within a much shorter period of time, generally within one month after the date services have been performed and the customer has been billed. Accordingly, in periods in which the Company’s revenues from system sales are higher relative to revenues from long-term contracts, the collection of accounts receivable will be much slower due to the nature of the sales contracts. Management has assessed the collectability of accounts receivable and recorded an allowance for doubtful accounts of $300 and $65 based upon this assessment at the end of December 31, 2007 and 2006, respectively.

Unbilled receivables generally arise from the recording of revenue under the percentage-of-completion method. As such, unbilled revenues are reclassified as accounts receivable when the invoice is sent to the customer in accordance with contractual terms.

Inventory

Inventory consists primarily of raw materials and supplies. Inventory items are stated at the lower of cost, on a first-in, first-out (FIFO) basis, or market. Physical counts of inventory are conducted periodically to help verify the balance of inventory. A reserve is maintained for obsolete inventory, if appropriate. During the years ended December 31, 2007 and 2006, the Company recorded increases to its reserves for slow-moving inventory of $41 and $38, respectively. The Company considers inventory to be obsolete when it is no longer usable as a system component.

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

The Company capitalizes expenditures for significant renewals and betterments that extend the useful lives of property and equipment. The Company charges expenditures for maintenance and repairs to expense as incurred. Estimated useful lives are generally as follows: vehicles and trailers—three to five years; furniture and fixtures—five to seven years, other equipment—five to 10 years, and groundwater treatment systems—20 years. Judgments and estimates made by the Company related to the expected useful lives of these assets are affected by factors such as changes in operating performance and fluctuations in economic conditions.

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

Deferred Revenues

In connection with long-term contracts, the Company may receive payments from its customers prior to the system being placed in service. Such payments are recorded as deferred revenues. In addition, the Company may receive payments from its customers in excess of that which can be recognized on a straight-line basis. These payments are also recorded as deferred revenues. All deferred revenues amounts are recognized as revenues in the periods in which services are rendered to the customer. The Company also recorded “deferred revenue- affiliate” which represents the Company’s deferral of a portion of the gain on the sale to Empire equal to its proportional 32% interest in Empire.

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

Valuation of Intangible Assets and Goodwill

The Company assesses intangible assets, excluding goodwill, for recoverability in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Such intangible assets are assessed for recoverability whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable through the estimated future discounted cash flows arising from the use of such assets. If the Company determines that the carrying value of intangible assets may not be recoverable, the amount of impairment expense is determined by using the projected discounted cash flow method in accordance with SFAS 144.

The Company tests goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires annual testing for impairment, or more frequent testing if events or circumstances indicate that carrying value of goodwill may not be recoverable. The Company evaluates goodwill for impairment using discounted cash flow methods, transaction values for comparable companies, and other recognized valuation techniques.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments in Unconsolidated Entity

The Company has a 32% ownership investment in Empire Water Corporation (Empire). This investment is evaluated under the requirements of FASB Interpretation No. (FIN) 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, Accounting Principles Board Opinion No. (APB) 18, The Equity Method of Accounting for Investments in Common Stock, and other applicable guidance to determine the appropriate accounting treatment, including whether the Company must consolidate the investee company. The Company’s 32% ownership investment in Empire is accounted for using the equity method of accounting since the investment gives the Company the ability to exercise significant influence, but not control, over the investee as outlined under APB 18. Significant influence is generally deemed to exist if the Company has an ownership interest of between 20% and 50%, although other factors are considered in determining whether the equity method of accounting is appropriate.

Empire has a fiscal year end of June 30 while the fiscal year end of the Company is December 31. The Company does not control the management or accounting functions of Empire and thus cannot control the determination of the June 30 fiscal year end. In accordance with paragraph 19 of APB 18, the Company records its share of the earnings or losses of Empire from the most recent available financial statements. For the quarterly period ended March 31, 2008, the Company recorded an estimate of its share of Empire’s net loss. For the quarterly periods ended June 30, 2008 and September 30, 2008, the Company recorded its share of Empire’s loss based upon Empire’s actual financial results. After the quarter ended December 31, 2008, the Company expects to record its equity in the income or loss of Empire three months in arrears, which will be calculated based upon the most recently available financial statement published by Empire in accordance with APB 18.

This investment is classified as an “investment in affiliate” in the Company’s consolidated balance sheet. The Company monitors this investment for impairment and will make appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the near-term prospects and financial condition of Empire. Any significant intervening events relating to Empire in the period since the latest available financial statements will be disclosed in future filings.

The long-term liability “deferred revenue – affiliate” represents the Company’s deferral of the gain on sale to Empire of its proportional 32% interest in Empire.

Net Income Attributable to Noncontrolling Interest

In accordance with the provisions of FIN 46(R), the Company is required to include VL Capital (VLC) a special purpose entity, in its consolidated financial statements. However, because it has no ownership interest in VLC and no control over its management or business operations, the Company has recorded the net income of VLC as attributable to a noncontrolling interest in the consolidated financial statements commencing with the sale of certain equipment to VLC in June 2007. See Note 3 to consolidated financial statements.

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

Change in Accounting Principle

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS 123(R), stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). The Company elected to adopt the modified prospective transition method as provided under SFAS 123(R). This method applies to all new awards or awards modified, repurchased or cancelled on or after January 1, 2006. Accordingly, financial statement amounts for the prior periods presented herein have not been restated to reflect the fair value method of expensing share-based compensation.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a single authoritative definition of fair value, sets out a framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. Adoption of SFAS No. 157 is required for the Company’s fiscal year beginning January 1, 2008, and will be applied prospectively under most circumstances. The Company does not expect adoption of SFAS No. 157 to have a material impact on the Company’s financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141 (R)). This statement replaces SFAS 141 in its entirety and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in steps (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008, and may not be applied before that date. The Company is currently evaluating the impact SFAS 141(R) could have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160) which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for the fiscal year beginning January 1, 2009 and will be applied prospectively. The Company does not expect adoption of SFAS 160 to have a material impact on its consolidated financial statements.

Note 3 – Financial Restatement

Background of the Restatement

In connection with its review in late June 2008 with respect to certain transactions and in July 2008 with respect to the preparation of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Company identified issues relating to its revenue recognition for certain specific transactions. The Audit Committee of the Company’s Board of Directors (the “Audit Committee”), acting on behalf of the Board, had previously retained independent legal counsel in February 2008 in connection with an inquiry into allegations contained in certain private shareholder litigation brought against the Company, the Company’s directors and certain Company officers. The Audit Committee then asked its independent counsel to broaden its inquiry into other transactions relating to the Company’s revenue recognition. The Audit Committee’s counsel also retained independent forensic accountants to review the foregoing transactions.

On August 6, 2008, the Audit Committee’s counsel, together with the independent forensic accountants, conveyed interim findings to the Audit Committee. On August 11, 2008, the Company announced that it would delay the filing of its quarterly report on Form 10-Q for the quarter ended June 30, 2008 and that the Company believed it may be necessary to restate previously issued financial statements for certain periods as a result of the Company’s revenue recognition relating to certain specific transactions.

On September 23, 2008 and October 28, 2008, the Audit Committee met with its counsel and the forensic accountants to discuss their further report on the findings with respect to the Company’s accounting for the transactions. On October 29, 2008, the Audit Committee discussed the findings of the review with SingerLewak LLP, the Company’s independent registered public accounting firm. On October 29, 2008, the Company announced that the Audit Committee

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Financial Restatement (continued)

concluded that the Company incorrectly accounted for certain specific transactions in 2006 and 2007. As a result, the Company incorrectly recognized revenues relating to such transactions, including revenues incorrectly recognized as a result of the failure to apply Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities -Deferral for Certain Interests, Revised December 2003 (FIN 46(R)). The Company also announced that the Audit Committee concluded that the Company’s financial statements for the fiscal years ended December 31, 2006 and December 31, 2007, including each of the fiscal quarters in 2006 and 2007, and for the fiscal quarter ended March 31, 2008 should no longer be relied upon.

The Division of Enforcement of the Securities and Exchange Commission is conducting an investigation with respect to the Company’s accounting and related disclosure and other matters. The Company is cooperating with the SEC.

Failure to Apply FIN 46(R)

In 2007, the Company entered into four transactions with respect to the sale of water treatment units to two special purpose entities (VL Capital, or VLC, and Water Services Solutions, or WSS) that were to be funded by third-party financial institutions. The underlying agreements provided that the Company would sell VLC and WSS water treatment units subject to water services agreements (WSAs) between the Company and its customers. The special purpose entities would then have the right to receive the scheduled lease payments from the customers subject to the WSAs. In two transactions with VL Capital, the Company recognized a total of approximately $4,400 of revenues. In two transactions with WSS, the Company recognized a total of approximately $3,900 of revenues. The Company has concluded that the financial statements of VLC and WSS should be consolidated with those of the Company in accordance with FIN 46(R). This analysis is based on the fact that the structure of the transactions with VLC and WSS did not effectively transfer sufficient risk to the other parties to the transactions, leaving the Company with the majority of the risks. In addition, in the transactions with WSS, the contract conditions of the transactions were not fulfilled. As a result, the Company incorrectly recognized revenues from these transactions.

Revenue Recognition Issues

In 2006 and 2007, the Company entered into water treatment unit sale transactions with a number of customers. Those transactions being restated are described below.

In the first transaction, the Company sold a water treatment unit in the quarter ended June 30, 2006, although the purchase agreement was not executed until August 2006. The customer terminated the purchase agreement shortly after its execution, and the Company recorded a bad debt expense for the profit recognized on the sale due to the termination of the agreement in the quarter ended December 31, 2006. The Company has determined that it should reverse the revenues in the amount of approximately $900 in the fourth quarter of 2006 and the bad debt expense in the amount of $100 and $400 in the fourth quarters of 2007 and 2006, respectively, associated with this transaction.

In the second transaction, the Company was negotiating the sale of a water treatment unit with a customer up to and including September 29, 2006, when the customer sent the Company an email instructing it to release the unit for delivery and indicating that the customer would be contacting the Company early the next week to finalize the agreement. The Company shipped a water treatment unit in the quarter ended September 30, 2006, but the terms of the contract were not finalized until February 2007. The Company has determined that the revenues from this transaction in the amount of approximately $200 should have been recognized in the quarter ended March 31, 2007 rather than the quarter ended September 30, 2006.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Financial Restatement (continued)

In the third transaction, the Company recognized revenues of $1,500 with respect to a transaction in the quarter ended March 31, 2006, based on a unit purchase agreement dated March 30, 2006, but portions of the agreement were still being negotiated until June 2006. The agreement provides for 10% of the transaction amount to be paid upon signing the letter of intent, which occurred in December 2005, with the remaining 90% of the amount due to be paid in March 2009. Based on its review, the Company has concluded that it should have recognized 10% of the transaction amount, or $150 in the quarter ended June 30, 2006 when the transaction documentation was completed and executed, and that it should recognize the remaining $1,350 as revenues upon collection. Subsequently, in February 2009, the water treatment units were returned to the Company as part of the settlement of a dispute with the third party (See Note 22 Subsequent Events).

In the fourth transaction, the Company received a purchase order from one of its suppliers for the purchase of two water treatment units in the third quarter of 2006 upon which it recognized revenues pursuant to percentage of completion accounting. However, the terms of the purchase order did not specify the shipping date for the units, the supplier never specified a shipping date, and the units were never shipped. In addition, the customer claimed a right of return which the Company disputes. The transaction is being restated and the revenues reversed in the amount of approximately $100 and $600 in 2007 and 2006, respectively.

In the fifth transaction, the Company entered into a letter of intent with a customer in the third quarter of 2007 for the sale of a water treatment unit and recognized revenues during that quarter. Pursuant to the terms of the letter of intent, the customer’s purchase of the unit was subject to the satisfaction of test criteria and data delivery under a previously- executed demonstration agreement relating to the unit. These conditions were not satisfied as of the end of the third quarter of 2007. Based on these facts, the Company has concluded that it should reverse the revenues of approximately $900 in the third quarter of 2007 from this transaction.

Accounting for Warrants

The Company reviewed its treatment of the non-cash expense related to the warrants that were issued to Aqua America, Inc. (Aqua) in connection with a $2,000 loan to the Company in February 2006 and a proposed strategic relationship between Aqua and the Company. The loan matured on the first anniversary of the Company’s initial public offering, and the proposed strategic relationship was intended to have a term of five years. Documents memorializing the exact terms of the strategic relationship were exchanged with Aqua; however, a formal agreement reflecting the strategic relationship was never executed. Based on the fact that no formal agreement related to the strategic relationship was entered into and the fact that the loan agreement specifically referenced issuance of the warrants, the Company has concluded that the warrant expense should have been recognized over the life of the loan, rather than over the anticipated life of the proposed strategic relationship. As a result of this correction, the Company recorded additional interest expense of approximately $900 and $500 in 2007 and 2006, respectively. In addition, the Company reversed amortization expense of $300 in both 2007 and 2006.

Empire Transaction

In reviewing the accounting for the December 2007 sale to Empire Water Corporation of the right to purchase certain water rights and related assets, the Company determined that errors were made relating to the gain recorded with respect to such transaction. The Company originally recorded a $2,500 gain upon receipt of shares of Empire Water Corporation stock in such transaction. The gain was incorrectly recorded due to rounding and mathematical errors, as well as a revision of the Company’s basis in the assets sold to Empire Water Corporation. As a result, the Company has determined that the recorded gain should have been approximately $3,100. The Company recorded $600 additional gain on sale to affiliate in 2007.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Financial Restatement (continued)

Contract Loss Reserve

The Company has determined that an error was made in the calculation of the reserve for contract losses at September 30, 2007. Specifically, with regard to one of its service contracts, it was assumed that a possible facility expansion would result in higher service fees to the customer, thus eliminating estimated operating losses on this contract beyond 2008. This expansion (and anticipated fee adjustment) was not contractually committed to and therefore should not have been considered in estimating the contract loss reserve at September 30, 2007. As a result, the Company has increased the reserve for contract losses (and the related cost of contract revenues) in the restated consolidated financial statements for the quarter ended September 30, 2007 by approximately $1,800 to correct this error.

Balance Sheet Reclassification for Purchase Accounting

During the course of its review of the final purchase accounting for the acquisition of MPT, the Company determined that an error had been made in recording approximately $2,300 of deferred tax liabilities with a corresponding increase in goodwill. As a result, the Company has reversed this entry as of December 31, 2007. There is no effect on the Company’s Consolidated Statement of Operations for the year ended December 31, 2007.

Other Adjustments

In connection with the review of its financial statements as part of the restatement, the Company has reviewed various other adjustments and reclassifications from prior years and determined these other adjustments and reclassifications should be made in the consolidated financial statements.

Cumulative Effect of Adjustments on Statements of Operations

The cumulative effect of the adjustments relating to all of these errors in the fiscal years ended December 31, 2007 and 2006 reduced revenues by approximately $9,100 and $3,200, respectively. Net loss increased for 2007 and 2006 by approximately $3,000 and $2,300, respectively. The following table sets forth the effects of the above errors on net loss (in thousands of dollars):

	(Increase)/Decrease in Net Loss
	Years Ended December 31,		Cumulative Total
	2007	2006
Failure to apply FIN 46(R)	$(1,739)	$—	$(1,739)
Revenue recognition errors	56	(1,323)	(1,267)
Errors in accounting for warrants	(156)	(600)	(756)
Error in recording Empire transaction	594	—	594
Error in recording contract loss reserves	(1,837)	—	(1,837)
Other adjustments, net	56	(362)	(306)

Total Adjustments	$(3,026)	$(2,285)	$(5,311)

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Financial Restatement (continued)

The effects of the restatements on reported amounts for the years ended December 31, 2007 and 2006 are presented below in the following tables:

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended December 31, 2007
	As Reported	Current Year Adjustments	Notes	As Restated
Revenues
System sales	$13,477	$(9,497)	a, b, c, j	$3,980
Contract revenues	5,307	373	a, j	5,680

Total revenues	18,784	(9,124)		9,660

Cost of revenues
Cost of system sales	13,790	(7,347)	a, b, c, j	6,443
Cost of contract revenues	10,698	1,847	a, f	12,545
Depreciation expense	443	96	a	539

Total cost of revenues	24,931	(5,404)		19,527

Gross loss	(6,147)	(3,720)	a, b, c, f, j	(9,867)

Research and development expense	564	—		564
Selling, general and administrative expense	13,685	(858)	c, d, j	12,827

Loss from operations	(20,396)	(2,862)		(23,258)

Other income (expense)		—
Interest expense	(98)	(676)	a, d	(774)
Interest income	2,736	2	a	2,738
Gain on sale to affiliate	2,500	594	e	3,094
Other income	8	—		8

Total other income (expense)	5,146	(80)		5,066

Loss before income taxes	(15,250)	(2,942)		(18,192)
Income tax benefit	—	—		—

Net loss before noncontrolling interest	(15,250)	(2,942)		(18,192)
Less: net income attributable to noncontrolling interest	—	(84)	a	(84)

Net loss	$(15,250)	$(3,026)		$(18,276)

Net loss per share:
Basic	$(0.76)	$(0.15)		$(0.91)
Diluted	$(0.76)	$(0.15)		$(0.91)

Weighted average common shares outstanding:
Basic	20,185	20,185		20,185
Diluted	20,185	20,185		20,185

See explanatory notes on pages F-25 and F-26.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Financial Restatement (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2006
	As Reported	Current Year Adjustments	Notes	As Restated
Revenues
System sales	$13,861	$(3,268)	g, j	$10,593
Contract revenues	3,253	44	j	3,297

Total revenues	17,114	(3,224)		13,890

Cost of revenues
Cost of system sales	12,161	(1,454)	g, j	10,707
Cost of contract revenues	7,522	40	j	7,562
Depreciation expense	423	—		423

Total cost of revenues	20,106	(1,414)		18,692

Gross loss	(2,992)	(1,810)	g, h, j	(4,802)

Research and development expense	634	—		634
Selling, general and administrative expense	6,827	(382)	i, j	6,445

Loss from operations	(10,453)	(1,428)		(11,881)

Other income (expense)
Interest expense	(2,781)	(857)	h	(3,638)
Interest income	2,061	—		2,061
Equity in loss of affiliate	—	—		—
Other income	6	—		6

Total other expense	(714)	(857)		(1,571)

Loss before income taxes	(11,167)	(2,285)	g, h, i, j	(13,452)
Income tax benefit	—	—		—

Net loss	$(11,167)	$(2,285)		$(13,452)

Net loss per share:
Basic	$(0.70)	$(0.14)		$(0.84)
Diluted	$(0.70)	$(0.14)		$(0.84)
Weighted average common shares outstanding:
Basic	16,048	16,048		16,048
Diluted	16,048	16,048		16,048

See explanatory notes on pages F-25 and F-26.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Financial Restatement (continued)

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31, 2007
	As Reported	Cumulative Effect of Prior Year Adjustments	Current Year Adjustments	Notes	As Restated
ASSETS
Current assets
Cash and cash equivalents	$35,456	$—	$582	a	$36,038
Accounts receivable, net	3,167	27	(27)	j	3,167
Unbilled receivables, net	11,443	(1,166)	(2,920)	a, b, c, j	7,357
Inventory, net	1,055	(38)	(42)	j	975
Current portion of notes receivable	338	—	(338)	a	—
Prepaid expenses and other	1,233	—	(70)	a	1,163

Total current assets	52,692	(1,177)	(2,815)		48,700

Property and equipment
Property and equipment	15,945	1,491	7,449	a, b, c	24,885
Less: accumulated depreciation	1,645	—	590	a	2,235

Property and equipment, net	14,300	1,491	6,859		22,650

Other assets
Goodwill	8,682	—	(2,359)	i, j	6,323
Unbilled receivables, net of current portion	7,664	(1,650)	(2,361)	b, c, j	3,653
Notes receivable, net of current portion	3,015	—	(3,015)	a	—
Intangible assets, net	3,416	(1,258)	310	d	2,468
Patent costs, net	2,274	—	—		2,274
Investment in affiliate	4,502	—	130	e	4,632
Other assets	1,667	—	—	j	1,667

Total other assets	31,220	(2,908)	(7,295)		21,017

Total assets	$98,212	$(2,594)	$(3,251)		$92,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,553	$40	$(40)	j	$3,553
Current portion of notes payable	—	(449)	688	a	239
Current portion of capital lease obligations	11	—	—		11
Current portion of deferred revenue and advances	266	—	—		266
Current portion of contract loss reserve	1,964	—	145	f	2,109
Accrued expenses and other	3,140	217	(226)	a, j	3,131

Total current liabilities	8,934	(192)	567		9,309
Note payable, net of current portion	—	—	113		113
Capital lease obligations, net of current portion	15	—	—		15
Deferred revenue, net of current portion	296	—	95	j	391
Deferred revenue - affiliate	1,920	—	(464)	e	1,456
Contract loss reserve, net of current portion	5,311	—	1,692	f	7,003
Deferred income tax liability	2,268	—	(2,268)	i	—
Other long-term liabilities	179	—	—		179

Total liabilities	18,923	(192)	(265)		18,466

Noncontrolling interest	—	—	84	a	84

Commitments and contingencies
Stockholders’ equity
Common stock	22	—	—		22
Additional paid-in capital	110,354	(117)	(44)	j	110,193
Treasury stock	(552)	—	—		(552)
Accumulated deficiency	(30,535)	(2,285)	(3,026)	a, b, c, d, e, f, j	(35,846)

Total stockholders’ equity	79,289	(2,402)	(3,070)		73,817

Total liabilities and stockholders’ equity	$98,212	$(2,594)	$(3,251)		$92,367

See explanatory notes on pages F-25 and F-26.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Financial Restatement (continued)

CONSOLIDATED BALANCE SHEET

(in thousands)

	December 31, 2006
	As Reported	Current Year Adjustments	Notes	As Restated
ASSETS
Current assets
Cash and cash equivalents	$54,567	$—		$54,567
Accounts receivable, net	2,416	27	j	2,443
Unbilled receivables, net	9,123	(1,166)	g, j	7,957
Inventory, net	714	(38)	j	676
Prepaid expenses and other	634	—		634

Total current assets	67,454	(1,177)		66,277

Property and equipment
Property and equipment	13,621	1,491	g, j	15,112
Less: accumulated depreciation	1,394	—		1,394

Property and equipment, net	12,227	1,491		13,718

Other assets
Unbilled receivables, net of current portion	7,466	(1,650)	j	5,816
Intangible assets, net	1,641	(1,258)	h	383
Patent costs, net	383	—		383
Other assets	881	—		881

Total other assets	10,371	(2,908)		7,463

Total assets	$90,052	$(2,594)		$87,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,562	$40	j	$1,602
Current portion of notes payable	2,007	(449)	h	1,558
Current portion of capital lease obligations	17	—		17
Current portion of deferred revenue and advances	292	—		292
Current portion of contract loss reserve	1,321	—		1,321
Accrued expenses and other	2,291	217	j	2,508

Total current liabilities	7,490	(192)		7,298
Notes payable, net of current portion	10	—		10
Capital lease obligations, net of current portion	24	—		24
Deferred revenue, net of current portion	387	—		387
Contract loss reserve, net of current portion	2,404	—		2,404

Total liabilities	10,315	(192)		10,123

Commitments and contingencies
Stockholders’ equity
Common stock	20	—		20
Additional paid-in capital	95,002	(117)	h, j	94,885
Accumulated deficiency	(15,285)	(2,285)	g, h, j	(17,570)

Total stockholders’ equity	79,737	(2,402)		77,335

Total liabilities and stockholders’ equity	$90,052	$(2,594)		$87,458

See explanatory notes on pages F-25 and F-26.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Financial Restatement (continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Additional Paid-in Capital		Accumulated Deficiency		Total Stockholders’ Equity
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Balance - December 31, 2005	$—	$—	$(4,118)	$(4,118)	$3,809	$3,809
Issuance of common stock for services	—	—	—	—	—	—
Reincorporation at time of initial public offering	7,917	7,917	—	—	—	—
Net proceeds from sales of common stock in the initial public offering	75,171	75,171	—	—	75,178	75,178
Conversion of preferred stock to common	8,776	8,776	—	—	8,779	8,779
Stock options exercised	163	163	—	—	163	163
Stock-based compensation expense	539	676	—	—	539	676	l
Fair value of options issued	495	495	—	—	495	495
Fair value of warrants issued	1,941	1,687	—	—	1,941	1,687	k, l
Net loss	—	—	(11,167)	(13,452)	(11,167)	(13,452)	m

Balance - December 31, 2006	95,002	94,885	(15,285)	(17,570)	79,737	77,335
Stock options exercised	527	527	—	—	527	527
Warrants exercised	8,058	8,058	—	—	8,060	8,060
Stock-based compensation expense	1,501	1,457	—	—	1,501	1,457	l
Deferred stock compensation	—	—	—	—	—	—
Fair value of stock issued for acquisition	5,266	5,266	—	—	5,266	5,266
Repurchase of common stock	—	—	—		(552)	(552)
Net loss	—	—	(15,250)	(18,276)	(15,250)	(18,276)	m

Balance - December 31, 2007	$110,354	$110,193	$(30,535)	$(35,846)	$79,289	$73,817

See explanatory notes on pages F-25 and F-26.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Financial Restatement (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2007
	As Reported	Current Year Adjustments	Notes	As Restated
Cash flows from operating activities
Net loss	$(15,250)	$(3,026)		$(18,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	995	(197)	a	798
Stock-based compensation expense	1,518	(61)	d	1,457
Amortization of deferred compensation	188	—		188
Bad debt expense	634	(391)	j	243
Gain on sale to affiliate	(2,500)	(594)	e	(3,094)
Net income attributable to noncontrolling interest	—	84	a	84
Changes in operating assets and liabilities:
Accounts receivable	503	27	j	530
Unbilled receivables	(2,954)	5,474	a,b,c,j	2,520
Inventory	103	42	j	145
Prepaid expenses and other	(542)	70	a	(472)
Accounts payable	1,600	(40)	j	1,560
Deferred revenues	(117)	95	j	(22)
Accrued expenses and other	(1,515)	(226)	a, j	(1,741)
Contract loss reserve	3,550	1,837	f	5,387
Net book value of systems sold	4,091	(4,091)	a	—
Issuance of notes receivable	(3,353)	3,353	a	—
Other assets and other liabilities	(207)	1,166	j	959

Net cash provided by (used in) operating activities	(13,256)	3,522		(9,734)

Cash flows from investing activities
Purchase of property, plant and equipment	(5,347)	(3,358)	a	(8,705)
Acquisition of business, net of cash acquired	(6,214)	45	j	(6,169)
Patent costs	(31)	—		(31)

Net cash used in investing activities	(11,592)	(3,313)		(14,905)

Cash flows from financing activities
Repurchase of common stock	(552)	—		(552)
Proceeds from employee stock option exercises	527	—		527
Proceeds from notes payable	—	500	a	500
Proceeds from warrant exercises	8,060	—		8,060
Repayments of notes payable and capital lease obligations	(2,298)	(127)	a	(2,425)

Net cash provided by financing activities	5,737	373		6,110

Net increase (decrease) in cash and cash equivalents	(19,111)	582		(18,529)
Cash and cash equivalents, beginning of period	54,567	—		54,567

Cash and cash equivalents, end of period	$35,456	$582		$36,038

See explanatory notes on pages F-25 and F-26.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Financial Restatement (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2006
	As Reported	Current Year Adjustments	Notes	As Restated
Cash flows from operating activities
Net loss	$(11,167)	$(2,285)		$(13,452)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,024	(276)	a	748
Stock-based compensation expense	488	188	d	676
Amortization of deferred compensation	256	—		256
Bad debt expense	500	(435)	g	65
Issuance of warrants for services	34	61	j	95
Write off of loan acquisition costs	401	—		401
Changes in operating assets and liabilities:
Accounts receivable	2,323	(27)	j	2,296
Unbilled receivables	(7,312)	(1,471)	g, j	(8,783)
Inventory	(367)	38	j	(329)
Prepaid expenses and other	(445)	—		(445)
Accounts payable	(588)	40	j	(548)
Deferred revenues	(501)	—		(501)
Accrued expenses and other	2,018	217	j	2,235
Contract loss reserve	3,725	—		3,725
Net book value of systems sold	636	(636)	j	—
Other assets and other liabilities	(3,386)	5,317	j	1,931

Net cash provided by (used in) operating activities	(12,361)	731		(11,630)

Cash flows from investing activities
Purchase of property, plant and equipment	(3,942)	(725)	g	(4,667)
Collection of notes receivable	100	—		100
Patent costs	(99)	—		(99)

Net cash used in investing activities	(3,941)	(725)		(4,666)

Cash flows from financing activities
Issuance of common stock	75,178	—		75,178
Proceeds from employee stock option exercises	162	1	f	163
Proceeds from notes payable	2,000	—		2,000
Loan origination fees	(100)	—		(100)
Repayments of notes payable and capital lease obligations	(9,095)	(7)	j	(9,102)

Net cash provided by (used in) financing activities	68,145	(6)		68,139

Net increase in cash and cash equivalents	51,843	—		51,843
Cash and cash equivalents, beginning of period	2,724	—		2,724

Cash and cash equivalents, end of period	$54,567	$—		$54,567

See explanatory notes on pages F-25 and F-26.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Financial Restatement (continued)

Explanatory Notes to Restated Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows

a)	As the result of the consolidation of VLC in accordance with the provisions of FIN 46(R), net of elimination entries, as of December 31, 2007: cash and cash equivalents increased by $582, unbilled receivables decreased by $500, the current portion of notes receivable decreased by $338, prepaid expense decreased by $70, property and equipment increased by $3,359, accumulated depreciation increased by $96, long-term notes receivable decreased by $3,015, the current portion of notes payable increased by $239, accrued expenses decreased by $20, the long-term portion of notes payable increased by $113, noncontrolling interest increased by $84 and accumulated deficiency increased by $494. Additionally, for the year ended December 31, 2007, system sales decreased by $3,853, contract revenues increased by $416, cost of system sales decreased by $3,359, cost of contract revenues increased by $10, depreciation expense increased by $96, gross loss increased by $184, interest expense increased by $228 and interest income decreased by $2.

b)	The correction of transactions with special purpose entities which were incorrectly recognized as revenue in the year ended December 31, 2007 resulted in a decrease in unbilled receivables of $1,822, a decrease in long-term unbilled receivables of $2,614, an increase in property and equipment of $3,150 and an increase in accumulated deficiency of $1,286 as of December 31, 2007. Additionally, for the year ended December 31, 2007, system sales decreased by $4,436, cost of system sales decreased by $3,150 and gross loss and net loss increased by $1,286.

c)	The correction of errors in the recognition of revenue in the year ended December 31, 2007 resulted in a decrease in unbilled receivables of $742, an increase in property and equipment of $798 and a decrease in accumulated deficiency of $56 as of December 31, 2007, and a decrease in system sales of $1,133, a decrease in cost of system sales of $798, an increase in gross loss of $335, a decrease of $391 in selling, general and administrative expense and a decrease in net loss of $56 for the year ended December 31, 2007.

d)	The restatement of amortization expense arising from the fair value of warrants issued to Aqua America in the year ended December 31, 2007 resulted in a decrease of $155 in intangible assets and an increase in accumulated deficiency of $155 as of December 31, 2007, and a decrease in selling, general and administrative expense of $294, an increase of $449 in interest expense and an increase in net loss of $155 for the year ended December 31, 2007.

e)	The correction of the recorded gain on sale to an affiliate in the year ended December 31, 2007 resulted in an increase of $594 in gain on sale to affiliate and a decrease in net loss of $594 for the year ended December 31, 2007, and an increase of $130 in investment in affiliate, a decrease of $464 in deferred revenue-affiliate and a decrease in accumulated deficiency of $594 as of December 31, 2007.

f)	The correction of an error to contract loss reserve resulted in a $1,800 charge to earnings through an increase in cost of contract revenues for the quarter ended September 30, 2007.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

g)	The correction of errors in the recognition of revenue in the year ended December 31, 2006 resulted in a decrease in unbilled receivables of $2,815, an increase in property and equipment of $1,492 and an increase in accumulated deficiency of $1,323 as of December 31, 2006, and a decrease in system sales of $3,250, a decrease in cost of system sales of $1,492, an increase in gross loss of $1,758, a decrease of $435 in selling, general and administrative expense and an increase in net loss of $1,323 for the year ended December 31, 2006.

h)	The restatement of amortization expense arising from the fair value of warrants issued to Aqua America in the year ended December 31, 2006 resulted in a $600 decrease in intangible assets and an increase in accumulated deficiency of $600 as of December 31, 2006, and a decrease in selling, general and administrative expense of $257 and an increase in interest expense of $857 for the year ended December 31, 2006. In addition, the recognition of the fair value of these warrants over the life of the loan from Aqua America resulted in a decrease in intangible assets of $610, a decrease in current portion of long-term debt of $449 and a decrease in additional paid-in capital of $161 as of December 31, 2006.

i)	The correction of the purchase accounting for MPT resulted in the reversal of $2,268 of deferred tax liabilities with a corresponding decrease in goodwill at December 31, 2007. There was no effect on the Company’s Consolidated Statement of Operations for the year ended December 31, 2006.

j)	Other adjustments and reclassifications were made for the years ended December 31, 2007 and 2006, which are not considered individually or collectively material, affecting selling, general and administrative expense and accumulated deficiency.

Explanatory Notes to Restated Consolidated Statements of Stockholders’ Equity

k)	Certain adjustments and reclassifications were made for the years ended December 31, 2007 and 2006, which are not considered individually or collectively material, affecting additional paid-in capital and accumulated deficiency.

l)	The recognition of the fair value of certain warrants over the life of the loan from Aqua America resulted in a decrease in additional paid-in capital for the year ended December 31, 2006.

m)	The effects of all other restatement adjustments on the statements of operations for the years ended December 31, 2007 and 2006 resulted in an increase in net loss of $3,026 and $2,285, respectively. The following table depicts the nature of these restatement adjustments:

	(Increase)/Decrease in Net Loss
	Years Ended December 31,		Cumulative Total
	2007	2006
Failure to apply FIN 46(R)	$(1,739)	$—	$(1,739)
Revenue recognition errors	56	(1,323)	(1,267)
Errors in accounting for warrants	(156)	(600)	(756)
Error in recording Empire transaction	594	—	594
Error in recording contract loss reserves	(1,837)	—	(1,837)
Other adjustments, net	56	(362)	(306)

Total Adjustments	$(3,026)	$(2,285)	$(5,311)

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 4—Restated Quarterly Financial Statements – Unaudited

The following tables set forth the quarterly information as reported in our Quarterly Reports on Form 10-Q for each of the quarterly periods in the years ended December 31, 2007 and 2006 and as restated.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Quarter Ended
	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues
System sales	$929	$1,118	$5,199	$996	$3,773	$625	$3,576	$1,241
Contract revenues	678	635	1,215	1,215	1,573	1,781	1,841	2,049

Total revenues	1,607	1,753	6,414	2,211	5,346	2,406	5,417	3,290

Cost of revenues
Cost of system sales	1,158	1,310	5,139	1,522	4,955	2,471	2,538	1,140
Cost of contract revenues	630	630	1,152	1,152	7,076	8,851	1,840	1,912
Depreciation expense	106	106	98	98	94	142	145	193

Total cost of revenues	1,894	2,046	6,389	2,772	12,125	11,464	4,523	3,245

Gross profit (loss)	(287)	(293)	25	(561)	(6,779)	(9,058)	894	45
Research and development expense	161	161	85	85	152	152	166	166
Selling, general and administrative expense	2,337	2,220	2,428	2,400	3,720	3,399	5,200	4,808

Loss from operations	(2,785)	(2,674)	(2,488)	(3,046)	(10,651)	(12,609)	(4,472)	(4,929)

Other income (expense)
Interest expense	(75)	(374)	(24)	(174)	—	(81)	1	(145)
Interest income	702	702	723	723	683	683	628	630
Gain on sale to affiliate	—	—	—	—	—	—	2,500	3,094
Other income (expense)	1	1	—	—	100	100	(93)	(93)

Total other income	628	329	699	549	783	702	3,036	3,486

Loss before income taxes	(2,157)	(2,345)	(1,789)	(2,497)	(9,868)	(11,907)	(1,436)	(1,443)
Income tax benefit	—	—	—	—	—	—	—	—

Net loss before noncontrolling interest	(2,157)	(2,345)	(1,789)	(2,497)	(9,868)	(11,907)	(1,436)	(1,443)
Less: net income attributable to noncontrolling interest	—	—	—	—	—	(74)	—	(10)

Net loss	$(2,157)	$(2,345)	$(1,789)	$(2,497)	$(9,868)	$(11,981)	$(1,436)	$(1,453)

Net loss per share:
Basic	$(0.11)	$(0.12)	$(0.09)	$(0.12)	$(0.50)	$(0.60)	$(0.07)	$(0.07)
Diluted	$(0.11)	$(0.12)	$(0.09)	$(0.12)	$(0.50)	$(0.60)	$(0.07)	$(0.07)

Weighted average common shares outstanding:
Basic	19,700	19,700	19,708	19,708	19,873	19,873	21,485	21,485
Diluted	19,700	19,700	19,708	19,708	19,873	19,873	21,485	21,485

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 4—Restated Quarterly Financial Statements – Unaudited (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Quarter Ended
	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues
System sales	$3,091	$1,529	$4,167	$4,127	$3,936	$3,290	$2,667	$1,647
Contract revenues	612	612	796	796	910	910	935	979

Total revenues	3,703	2,141	4,963	4,923	4,846	4,200	3,602	2,626

Cost of revenues
Cost of system sales	1,924	1,294	2,516	2,579	3,400	2,964	4,321	3,870
Cost of contract revenues	555	555	892	892	1,040	1,040	5,035	5,075
Depreciation expense	77	77	157	157	97	97	92	92

Total cost of revenues	2,556	1,926	3,565	3,628	4,537	4,101	9,448	9,037

Gross profit (loss)	1,147	215	1,398	1,295	309	99	(5,846)	(6,411)

Research and development expense	70	70	128	128	284	284	152	152
Selling, general and administrative expense	1,129	1,097	1,391	1,358	1,563	1,517	2,744	2,473

Loss from operations	(52)	(952)	(121)	(191)	(1,538)	(1,702)	(8,742)	(9,036)

Other income (expense)
Interest expense	(353)	(407)	(2,280)	(2,484)	(46)	(345)	(102)	(402)
Interest income	34	34	409	409	799	799	819	819
Other income (expense)	—	—	2	2	4	4	—	—

Total other income (expense)	(319)	(373)	(1,869)	(2,073)	757	458	717	417

Loss before income taxes	(371)	(1,325)	(1,990)	(2,264)	(781)	(1,244)	(8,025)	(8,619)
Income tax benefit	—	—	—	—	—	—	—	—

Net loss	$(371)	$(1,325)	$(1,990)	$(2,264)	$(781)	$(1,244)	$(8,025)	$(8,619)

Net loss per share:
Basic	$(0.04)	$(0.13)	$(0.14)	$(0.16)	$(0.04)	$(0.06)	$(0.50)	$(0.54)
Diluted	$(0.04)	$(0.13)	$(0.14)	$(0.16)	$(0.04)	$(0.06)	$(0.50)	$(0.54)
Weighted average common shares outstanding:
Basic	10,303	10,303	14,584	14,584	19,628	19,628	16,048	16,048
Diluted	10,303	10,303	14,584	14,584	19,628	19,628	16,048	16,048

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 4—Restated Quarterly Financial Statements – Unaudited (continued)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
							(Audited)
ASSETS
Current assets
Cash and cash equivalents	$51,218	$51,218	$48,364	$48,864	$38,707	$39,207	$35,456	$36,038
Accounts receivable, net	2,351	2,378	3,210	3,237	4,324	4,351	3,167	3,167
Unbilled receivables, net	9,422	8,402	6,634	4,764	8,988	6,387	11,443	7,357
Inventory, net	767	729	798	760	986	948	1,055	975
Current portion of notes receivable	—	—	—	—	—	—	338	—
Prepaid expenses and other	878	878	1,079	1,079	1,158	1,158	1,233	1,163

Total current assets	64,636	63,605	60,085	58,704	54,163	52,051	52,692	48,700

Property and equipment
Property and equipment	14,519	15,818	11,920	17,330	13,898	21,792	15,945	24,885
Less: accumulated depreciation	1,538	1,538	1,271	1,765	1,401	1,943	1,645	2,235

Property and equipment, net	12,981	14,280	10,649	15,565	12,497	19,849	14,300	22,650

Other assets
Goodwill	—	—	—	—	6,333	6,369	8,682	6,323
Unbilled receivables, net of current portion	7,468	5,818	7,468	5,818	7,177	3,400	7,664	3,653
Notes receivable, net of current portion	—	—	3,353	—	3,353	—	3,015	—
Intangible assets, net	—	314	—	265	6,005	2,633	3,416	2,468
Patent costs, net	384	384	476	476	—	2,284	2,274	2,274
Investment in affiliate	—	—	—	—	—	—	4,502	4,632
Other assets	2,276	779	2,376	957	2,171	2,100	1,667	1,667

Total other assets	10,128	7,295	13,673	7,516	25,039	16,786	31,220	21,017

Total assets	$87,745	$85,180	$84,407	$81,785	$91,699	$88,686	$98,212	$92,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,029	$1,029	$1,786	$1,786	$3,711	$3,711	$3,553	$3,553
Current portion of notes payable	2,007	1,857	—	387	—	387	—	239
Current portion of capital lease obligations	14	14	10	10	—	11	11	11
Current portion of deferred revenue and advances	292	292	225	225	—	291	266	266
Current portion of contract loss reserve	1,199	1,199	909	909	2,294	2,372	1,964	2,109
Accrued expenses and other	2,256	2,475	1,425	1,645	3,571	3,669	3,140	3,131

Total current liabilities	6,797	6,866	4,355	4,962	9,576	10,441	8,934	9,309

Notes payable, net of current portion	10	10	—	113	—	113	—	113
Capital lease obligations, net of current portion	21	21	21	21	28	17	15	15
Deferred revenue, net of current portion	487	487	1,057	1,057	562	271	296	391
Deferred revenue - affiliate	—	—	—	—	—	—	1,920	1,456
Contract loss reserve, net of current portion	2,404	2,404	2,403	2,403	5,673	7,365	5,311	7,003
Deferred income tax liability	—	—	—	—	—	—	2,268	—
Other long-term liabilities	—	—	—	—	179	179	179	179

Total liabilities	9,719	9,788	7,836	8,556	16,018	18,386	18,923	18,466

Noncontrolling interest	—	—	—	—	—	74	—	84

Commitments and contingencies

Stockholders’ equity
Common stock	20	20	20	20	21	21	22	22
Additional paid-in capital	95,448	95,287	97,374	95,621	106,351	104,598	110,354	110,193
Treasury stock	—	—	(1,592)	—	(1,592)	—	(552)	(552)
Accumulated deficiency	(17,442)	(19,915)	(19,231)	(22,412)	(29,099)	(34,393)	(30,535)	(35,846)

Total stockholders’ equity	78,026	75,392	76,571	73,229	75,681	70,226	79,289	73,817

Total liabilities and stockholders’ equity	$87,745	$85,180	$84,407	$81,785	$91,699	$88,686	$98,212	$92,367

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
							(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,386	$3,386	$66,310	$66,310	$59,717	$59,717	$54,567	$54,567
Accounts receivable, net	5,014	2,659	8,735	1,760	12,770	4,032	2,416	2,443
Unbilled receivables, net	—	2,293	—	5,373	—	6,508	9,123	7,957
Inventory, net	530	530	344	344	434	434	714	676
Current portion of notes receivable	100	100	100	100	100	100	—	—
Prepaid expenses and other	582	582	529	529	455	455	634	634

Total current assets	9,612	9,550	76,018	74,416	73,476	71,246	67,454	66,277

Property and equipment
Property and equipment	10,892	11,522	11,868	12,435	13,707	14,710	13,621	15,112
Less: accumulated depreciation	1,069	1,069	1,183	1,183	1,253	1,253	1,394	1,394

Property and equipment, net	9,823	10,453	10,685	11,252	12,454	13,457	12,227	13,718

Other assets
Long-term receivable	4,769	—	—	—	—	—	—	—
Unbilled receivables, net of current portion	—	3,269	5,619	5,619	5,989	5,971	7,466	5,816
Intangible assets, net	97	630	89	554	81	479	1,641	383
Patent costs, net	287	287	314	314	363	363	383	383
Investment in affiliate	—	—	—	—	—	—	—	—
Other assets	2,569	587	2,085	231	2,042	313	881	881

Total other assets	7,722	4,773	8,107	6,718	8,475	7,126	10,371	7,463

Total assets	$27,157	$24,776	$94,810	$92,386	$94,405	$91,829	$90,052	$87,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,581	$1,581	$2,389	$2,389	$2,058	$2,058	$1,562	$1,602
Current portion of notes payable	7,485	7,485	2,007	959	2,007	1,259	2,007	1,558
Current portion of capital lease obligations	15	15	12	12	19	19	17	17
Current portion of deferred revenue and advances	215	215	215	215	220	220	292	292
Current portion of contract loss reserve	—	—	—	—	—	—	1,321	1,321
Accrued expenses and other	944	948	1,356	1,369	2,074	2,098	2,291	2,508

Total current liabilities	10,240	10,244	5,979	4,944	6,378	5,654	7,490	7,298

Notes payable, net of current portion	2,000	748	14	14	12	12	10	10
Capital lease obligations, net of current portion	36	36	37	37	26	26	24	24
Deferred revenue, net of current portion	457	457	684	684	536	536	387	387
Contract loss reserve, net of current portion	—	—	—	—	—	—	2,404	2,404
Redeemable convertible Series A preferred stock	2,250	2,250	—	—	—	—	—	—
Redeemable convertible Series A preferred stock	6,529	6,529	—	—	—	—	—	—

Total liabilities	21,512	20,264	6,714	5,679	6,952	6,228	10,315	10,123

Stockholders’ equity
Common stock	10,134	9,955	20	20	20	20	20	20
Additional paid-in capital	—	—	94,555	94,394	94,693	94,532	95,002	94,885
Treasury stock	—	—	—	—	—	—	—	—
Accumulated deficiency	(4,489)	(5,443)	(6,479)	(7,707)	(7,260)	(8,951)	(15,285)	(17,570)

Total stockholders’ equity	5,645	4,512	88,096	86,707	87,453	85,601	79,737	77,335

Total liabilities and stockholders’ equity	$27,157	$24,776	$94,810	$92,386	$94,405	$91,829	$90,052	$87,458

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 4—Restated Quarterly Financial Statements – Unaudited (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2007		Six Months Ended June 30, 2007		Nine Months Ended September 30, 2007		Year Ended December 31, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
							(Audited)
Cash flows from operating activities
Net loss	$(2,157)	$(2,345)	$(3,946)	$(4,842)	$(13,814)	$(16,823)	$(15,250)	$(18,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	229	181	429	463	660	700	995	798
Stock based compensation expense	401	305	735	1,087	1,231	1,034	1,706	1,457
Amortization of deferred compensation	—	49	—	98	—	148	—	188
Bad debt expense	—	—	—	35	—	235	—	243
Gain on sale to affiliate	—	—	—	—	—	—	(2,500)	(3,094)
Net income attributable to noncontrolling interest	—	—	—	—	—	74	—	84
Changes in operating assets and liabilities:
Accounts receivable	100	65	(794)	(794)	(241)	(599)	503	530
Unbilled receivables	(334)	(447)	1,695	3,156	(699)	3,778	(2,320)	2,520
Inventory	(53)	(53)	(84)	(84)	22	172	103	145
Prepaid expenses and other	(244)	(244)	(445)	(445)	(468)	(467)	(542)	(472)
Accounts payable	(533)	(573)	224	184	1,764	1,718	1,600	1,560
Deferred revenues	100	100	603	215	(117)	(117)	(117)	(22)
Accrued expenses and other	(35)	(33)	(866)	(863)	(1,357)	(1,203)	(1,515)	(1,762)
Contract loss reserve	—	(122)	—	(413)	4,242	6,012	3,550	5,387
Net book value of systems sold	—	—	—	—	4,099	—	4,091	—
Issuance of notes receivable	—	—	(3,353)	—	(3,353)	—	(3,353)	—
Other assets and other liabilities	(16)	384	2,928	185	(157)	(795)	(207)	980

Net cash provided by (used in) operating activities	(2,542)	(2,733)	(2,874)	(2,018)	(8,188)	(6,133)	(13,256)	(9,734)

Cash flows from investing activities
Purchase of property, plant and equipment	(898)	(706)	(2,069)	(2,162)	(3,312)	(4,489)	(5,347)	(8,705)
Acquisition of business, net of cash acquired	—	—	—	—	(6,192)	(6,231)	(6,214)	(6,169)
Patent costs	(1)	(1)	(125)	(94)	(125)	(125)	(31)	(31)

Net cash used in investing activities	(899)	(707)	(2,194)	(2,256)	(9,629)	(10,845)	(11,592)	(14,905)

Cash flows from financing activities
Repurchase of common stock	—	—	—	—	—	—	(552)	(552)
Proceeds from employee stock option exercises	98	97	98	98	329	326	527	527
Proceeds from warrant exercises	—	—	—	—	3,088	3,088	8,060	8,060
Proceeds from notes payable	—	—	—	500	—	500	—	500
Repayments of notes payable and capital lease obligations	(6)	(6)	(2,027)	(2,027)	(2,296)	(2,296)	(2,298)	(2,425)

Net cash provided by (used in) financing activities	92	91	(1,929)	(1,429)	1,121	1,618	5,737	6,110

Net decrease in cash and cash equivalents	(3,349)	(3,349)	(6,997)	(5,703)	(16,696)	(15,360)	(19,111)	(18,529)

Cash and cash equivalents, beginning of period	54,567	54,567	54,567	54,567	54,567	54,567	54,567	54,567

Cash and cash equivalents, end of period	$51,218	$51,218	$47,570	$48,864	$37,871	$39,207	$35,456	$36,038

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 4—Restated Quarterly Financial Statements – Unaudited (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2006		Six Months Ended June 30, 2006		Nine Months Ended September 30, 2006		Year Ended December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
							(Audited)
Cash flows from operating activities
Net loss	$(371)	$(1,325)	$(2,361)	$(3,589)	$(3,142)	$(4,833)	$(11,167)	$(13,452)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	520	189	590	436	539	570	1,024	748
Stock-based compensation expense	230	165	394	291	566	433	744	676
Amortization of deferred compensation	—	68	—	137	—	205	—	256
Bad debt expense	—	—	—	—	—	—	—	65
Issuance of warrants for services	174	95	1,671	95	1,912	95	34	95
Write off of loan acquisition costs	—	—	401	401	401	401	401	401
Changes in operating assets and liabilities:
Accounts receivable	100	2,080	(794)	1,377	(241)	(895)	(3)	2,296
Unbilled receivables	(89)	(507)	(891)	(4,335)	(5,479)	(5,822)	(4,486)	(8,783)
Inventory	(183)	(183)	3	3	(87)	(87)	(367)	(329)
Prepaid expenses and other	(86)	(393)	(340)	(340)	(266)	(266)	(445)	(445)
Accounts payable	(569)	(569)	239	239	(92)	(92)	(588)	(548)
Deferred revenues	(197)	18	245	245	(424)	102	(501)	(501)
Accrued expenses and other	145	149	557	570	1,801	1,299	2,018	2,235
Contract loss reserve	—	—	—	—	—	—	3,725	3,725
Net book value of systems sold	—	—	—	—	—	—	636	—
Other assets and other liabilities	(421)	491	(2,260)	1,956	(2,597)	2,131	(3,386)	1,931

Net provided by cash (used in) operating activities	(747)	278	(2,546)	(2,514)	(7,109)	(6,759)	(12,361)	(11,630)

Cash flows from investing activities
Purchase of property, plant and equipment	(470)	(1,077)	(2,076)	(1,990)	(3,915)	(4,265)	(3,942)	(4,667)
Collection of notes receivable	—	—	—	—	—	—	100	100
Patent costs	(1)	(1)	(29)	(29)	(77)	(77)	(99)	(99)

Net cash used in investing activities	(471)	(1,078)	(2,105)	(2,019)	(3,992)	(4,342)	(3,941)	(4,666)

Cash flows from financing activities
Issuance of common stock	—	—	75,296	75,178	75,178	75,178	75,178	75,178
Proceeds from employee stock option exercises	—	—	—	—	—	—	162	163
Proceeds from notes payable	1,960	2,000	2,000	2,000	2,000	2,000	2,000	2,000
Loan origination fees	(100)	(100)	(100)	(100)	(100)	(100)	(100)	(100)
Repayments of notes payable and capital lease obligations	20	(438)	(8,959)	(8,959)	(8,984)	(8,984)	(9,095)	(9,102)

Net cash provided by financing activities	1,880	1,462	68,237	68,119	68,094	68,094	68,145	68,139

Net increase in cash and cash equivalents	662	662	63,586	63,586	56,993	56,993	51,843	51,843

Cash and cash equivalents, beginning of period	2,724	2,724	2,724	2,724	2,724	2,724	2,724	2,724

Cash and cash equivalents, end of period	$3,386	$3,386	$66,310	$66,310	$59,717	$59,717	$54,567	$54,567

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 5—Acquisition

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

The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$2,585
Property, plant and equipment	2,191
Goodwill	6,323
Intangible assets	4,329

Total assets acquired	15,428

Current liabilities	(2,754)
Long-term debt	(266)
Other liabilities	(179)

Total liabilities assumed	(3,199)

Net assets acquired	$12,229

The net assets acquired in the table above represent cash consideration of approximately $6,200 (net of cash acquired), approximately $700 of cash acquired included in current assets above and common stock consideration of approximately $5,300. The purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values, with approximately $4,200 allocated to intangible assets with a weighted-average useful life of approximately 11 years.

As of December 31, 2007, approximately $1,250 of the cash portion of the purchase price was placed into an escrow account as a reserve for unidentified liabilities of the acquired business. This balance was subsequently released in full to the former shareholders of MPT during the quarter ended December 31, 2008.

In addition, $750 of the cash portion of the purchase price was placed into an escrow account until the working capital of MPT at the date of acquisition was finalized. In February 2008, $326 was released from the escrow account to the Company, reducing the purchase price, and the balance of the working capital escrow account was released to the former shareholders of MPT.

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 5—Acquisition (continued)

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

	Years Ended December 31,
	2007	2006	2005
	(Unaudited pro forma)
Revenues	$14,075	$18,928	$16,082

Net loss	$(19,066)	$(14,647)	$(577)

Net loss per share
Basic	$(0.95)	$(0.91)	$(0.06)
Diluted	$(0.95)	$(0.91)	$(0.06)

Note 6—Earnings Per Share

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 6—Earnings Per Share (continued)

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

	Years Ended December 31,
Net income (loss) per share	2007 (Restated)	2006 (Restated)	2005
Numerator:
Net income (loss) applicable to common shares	$(18,276)	$(13,452)	$563

Denominator:
Weighted average common shares outstanding	20,185	16,048	9,924

Net income (loss) per common share	$(0.91)	$(0.84)	$0.06

Net income (loss) per share - assuming dilution
Numerator:
Net income (loss) applicable to common shares	$(18,276)	$(13,452)	$563

Denominator:
Weighted average common shares outstanding	20,185	16,048	9,924
Add shares issued on assumed:
Exercise of stock options	—	—	391
Exercise of warrants	—	—	196
Conversion of redeemable convertible preferred stock	—	—	2,338

Weighted average common shares outstanding	20,185	16,048	12,849

Net income (loss) per common share - diluted	$(0.91)	$(0.84)	$0.04

Note 7—Concentrations of Risk

Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits. At December 31, 2007 and 2006, the Company had cash balances of $35,975 and $54,567, respectively, in excess of the FDIC insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 7—Concentrations of Risk (continued)

Major Customers

In 2007, the Company had two customers from which it received approximately 36% of revenues. The largest customer represented 24% of revenues. In 2006, the Company had two customers from which it received approximately 59% of revenues. The largest customer represented 38% of revenues. In 2005, the Company had four customers from which it received approximately 71% of revenues. The largest customer represented 34% of revenues. At December 31, 2007 and 2006, accounts receivable from these same customers amounted to 12% and 55% of total accounts receivable, respectively.

Note 8—Inventory

Inventory consists primarily of raw materials and supplies used in the fabrication of the Company’s groundwater treatment units, as well as the reprocessing and conditioning of resins. Inventory items are stated at the lower of cost, on a first-in, first-out basis, or market. Physical counts of inventory items are conducted periodically to help verify the balance of inventory. A reserve is maintained for obsolete inventory, if appropriate. The Company considers inventory to be obsolete when it is no longer usable as a system component. As of December 31, 2007 and 2006, the value of the Company’s inventory was $976 and $676, respectively, net of reserves for slow moving and obsolete inventory of $79 and $38, respectively.

Note 9—Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007 (Restated)	2006 (Restated)
Water treatment facilities	$11,437	$9,436
Office furniture and equipment	514	423
Vehicles and trailers	501	206
Software and other	704	186
Machinery and equipment	1,921	95
Leasehold improvements	169	—
Construction in progress	9,639	4,766

	24,885	15,112
Less: accumulated depreciation	2,235	1,394

Property, plant and equipment, net	$22,650	$13,718

Depreciation and amortization expense for property and equipment was $766, $538, and $435 for the years ended December 31, 2007, 2006 and 2005, respectively.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 10—Equipment Placed with Customers

As discussed in Note 2, for those systems not sold to customers, the Company retains ownership of such systems and bills the customers a fixed monthly amount, which represents a return of the capital value of the installed system. These long-term contract arrangements are classified as operating leases, and the systems are depreciated over their estimated useful lives, typically 20 years. Equipment under such long-term arrangements and the related accumulated depreciation were as follows:

	December 31,
	2007	2006
Equipment on long-term contracts	$11,437	$9,436
Less: accumulated depreciation	1,047	931

Equipment on long-term contracts - net	$10,390	$8,505

Depreciation expense for the systems placed under these long-term arrangements was $508, $407 and $340 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s long-term contract arrangement terms are generally for five to ten years, with an option to renew or to purchase the system. The purchase option is not a bargain purchase. As of December 31, 2007, scheduled minimum future contract revenues on these operating lease arrangements with original terms of one year or longer are as follows:

Year Ending December 31,	Amount
2008	$1,724
2009	1,467
2010	1,115
2011	808
2012	618
Thereafter	230

Total	$5,962

The Company had no contingent long-term contract revenues during any of the years ended December 31, 2007, 2006 and 2005.

Note 11—Other Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2007:

Balance at December 31, 2006	$—
Acquisition of business during the period	6,323

Balance at December 31, 2007	$6,323

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 11—Other Assets (continued)

Long-term Unbilled Receivables

The Company has two customer system sales agreements which provide for payment terms ranging from two to five years, unless certain conditions are met, in which case the payment terms are accelerated. At December 31, 2007 and 2006, the amount of long-term unbilled receivable was $3,653 and $5,816, respectively, which represents the balance due from these two customers under the extended payment terms.

In 2004, in connection with the sale of a system, the Company received a $300 unsecured note that provides for interest at a rate of 3% per annum. The Company received a payment of $200 in connection with this note in 2005. The final principal payment of $100 became due in 2006, and as such, the note has been classified as current. The Company has recorded an allowance for doubtful accounts of $65 of this note as of December 31, 2007 and 2006. Both the note and the related allowance for doubtful accounts have been classified as current assets and are included in the accounts receivable balance at December 31, 2007 and 2006.

Intangible Assets

Net intangible assets are as shown in the following table as of the dates indicated:

	December 31,
	2007	2006
Deferred stock based compensation	$157	$346
Service agreements and contracts	1,299	—
Customer relationships	560	—
Covenant not to compete	295	—
Trade name	157	—
Loan costs, net	—	37

Intangible assets, net	$2,468	$383

The amortization period of intangible assets are as follows: customer relationships—15 years; covenant not to compete—three years; trade name—two years; service agreements and contracts—six years; and deferred stock-based compensation—three years.

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

Investment in Empire Water Corporation (Empire)

In May 2007, the Company entered into an agreement to acquire certain water rights and related assets. In December 2007, the Company sold to Empire its rights to purchase certain collective assets from unrelated parties including (a) a canal located in San Bernardino and Riverside counties in Southern California that is approximately eighteen miles in length, (b) rights to pump water from the San Bernardino Basin, and (c) other equipment and tangible and intangible personal property of the sellers. As consideration for the sale of these assets, the Company received 6,000,000 shares of Empire common stock, which represents an ownership interest of approximately 32% in Empire as of December 31, 2007.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 11—Other Assets (continued)

The Company recorded the transaction under the equity method; therefore, under EITF 01-2 the Company recorded a partial gain of approximately $3,100 on the transaction. The Company determined the gain by (1) estimating the fair value of such stock based upon concurrent sales of Empire common stock to third parties; (2) subtracting the Company’s basis in the assets sold; and (3) reducing the resulting gain by the Company’s ownership interest in Empire. This reduction of approximately $1,500 has been recorded as deferred revenue—affiliate in the consolidated balance sheet of the Company at December 31, 2007.

In addition, the Company has concluded that the assets sold under the agreement did not constitute the sale of a business as contemplated by EITF 98-3, as the rights conveyed to Empire were not an integrated set of activities and assets conducted and managed for the purpose of providing a return or other economic benefits. The Company also does not believe the transaction was covered under SAB Topic 5.U., as 1) Empire is not a highly leveraged entity; 2) the underlying assets sold to Empire have historically produced cash flows; 3) substantial capital has been raised by Empire from outside investors; and 4) the Company does not have any actual or implied commitment to support Empire. According to Empire’s Annual Report on Form 10-K for the year ended June 30, 2008, Empire raised a total of $4,750 in financing through June 2008 and had $1,300 in cash as of June 30, 2008. Empire also disclosed that it intends to raise an additional $16,000 or joint venture its assets with a municipal or financial partner to fully implement its plan of operation. The Company is not aware of any parties obliged to provide Empire with financial support in the future.

The Company has recorded its investment in Empire at approximately $4,500, while the amount of underlying equity in the net assets of Empire is approximately $3,100. The difference of approximately $1,500 represents the excess of the market value of the Company’s investment in Empire over the Company’s 32% interest in the net assets of Empire.

As of December 31, 2007, Empire had assets of $9,460 and liabilities of $101. For the six months ended December 31, 2007, Empire had $0 revenue and net losses of $11. For the year ended June 30, 2007, Empire had $0 revenue and net losses of $33.

The following table presents summarized information as to the assets and liabilities for Empire at December 31, 2007 (in thousands of dollars):

December 31, 2007
(Unaudited)
Current assets	$2,080
Land and water rights	6,280
Property and equipment, net	1,100

Total assets	$9,460

Current liabilities	$100
Shareholders’ equity	9,360

Total liabilities and shareholders’ equity	$9,460

Note 12—Notes Payable

	December 31,
	2007	2006
Notes payable to a finance company, non-interest bearing, due in monthly installments through March 2014	$352	$—
Aqua note, interest payable semi-annually at 7.0% per annum, principal due in full in May 2007	—	2,000
Contract payable to a financing company in monthly installments including interest at 1.9% per annum	—	17

Total notes payable	352	2,017
Less: current portion of notes payable	(239)	(1,558)
Less: unamortized discount on Aqua note	—	(449)

Notes payable, net of current portion	$113	$10

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

In connection with an anticipated nationwide strategic relationship with Aqua America and issuance of the Aqua Note, the Company issued to Aqua America a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $7.00 per share. These

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 12—Notes Payable (continued)

warrants are immediately exercisable and expire on the earliest of November 11, 2008 and immediately prior to a change in control of the Company. The Company has applied the provisions of SFAS No. 123(R), Share-Based Payment, to the warrants issued to Aqua America. Accordingly, the total fair value of the warrants issued is approximately $406. The fair value of this warrant was amortized over the term of the Aqua Note (see Note 3).

Notes Payable to a Finance Company

In June 2007, the Company sold 10 of its water treatment systems to a special purpose entity, VL Capital (VLC). The total sales price was $3,853, consisting of $500 in cash to be paid to the Company plus notes issued by VLC to the Company payable in 72 monthly installments of $56 beginning April 2008, with a net present value of $3,353, calculated using an imputed interest rate of 5.0% per annum.

VLC, in turn, received a loan of $500 from a finance company to fund the cash payment to the Company. This non-interest bearing loan is due in nine monthly installments of $63 plus 71 monthly installments of $7 beginning August 2008.

The Company has determined that, in accordance with the provisions of FIN 46(R), the financial statements of VLC should be included in the consolidated financial statements of the Company. Accordingly, both the sale of equipment to VLC and the notes receivable from VLC have been eliminated in consolidation, and the Company has now included in its consolidated financial statements the notes payable by VLC to the finance company. As of December 31, 2007, there was $352 outstanding under the notes payable.

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 13—Capital Lease Obligations

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

Note 14—Contract Loss Reserve

During the latter half of 2006 and in 2007, the Company analyzed operating results for each water service agreement (WSA) and determined that certain, generally older contracts were operating at net cash flow losses. Under the WSAs, the Company provides to its customers operations and maintenance services for water treatment units previously sold or leased to those customers. These contracts have sustained increasing operating costs such as waste disposal and salt purchase costs as the direct result of higher fuel, salt and other third-party costs. These contracts did not allow for the renegotiation of terms to recover such increased costs. Management determined that these contracts would continue to generate net operating cash flow losses through the end of the contract period, and those additional contracts that were not yet operational, but which were scheduled to go on-line thereafter, could have similar problems. Accordingly, the Company recorded a reserve for future contract losses in the amount of $3,700 in the fourth quarter of 2006. This amount represented the losses expected over the remaining term of the initial period of these contracts and does not include renewal periods, if any, related to such contracts. Actual losses on the underlying contracts are being charged against the reserve as incurred.

During 2007, as these contracts progressed and additional older legacy contracts became operational and were operated during the busy, higher volume summer months it became apparent by the third quarter of 2007 that the original reserve was not adequate. Based on the new operating history, especially during the third quarter of 2007, the Company determined that the original reserve was not adequate. Management reviewed each contract’s financial performance and identified the future expected losses for these contracts, resulting in a $6,800 (as restated, as described in the following paragraph) increase to the reserve (offset by $1,400 of actual contract losses charged against the reserve) which was charged to cost of contract revenues during the third quarter of 2007.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 14—Contract Loss Reserve (continued)

The Company has determined that an error was made in the calculation of the reserve for contract losses at September 30, 2007. Specifically, with regard to one of its service contracts, it was assumed that a possible facility expansion would result in higher service fees to the customer, thus eliminating estimated operating losses on this contract beyond 2008. This expansion (and anticipated fee adjustment) was not contractually committed to and therefore should not have been considered in estimating the required contract loss reserve at September 30, 2007. As a result, the Company has increased the reserve for contract losses (and the related cost of contract revenues) in the restated consolidated financial statements for the quarter ended September 30, 2007 by approximately $1,800 to correct this error.

As part of its customary process and in connection with the preparation of its financial statements for the quarter ended June 30, 2008, the Company conducted its review of the adequacy of the reserve for contract losses. Based on the results of that review, which included the benefit of additional operating history, the Company determined that the overall contract loss reserve as of that date (as restated) required only minor adjustment. As part of the process, certain adjustments were necessary to reallocate the total contract loss reserve to specific contracts to give effect to current estimates of future losses for such contracts. Included in the total contract loss reserve at June 30, 2008 is approximately $1,300 related to service contracts for water treatment systems which have not yet become operational but are anticipated to go online in the future.

In December 2007, other than in contracts that had been previously negotiated, we began including provisions in our WSAs that allowed for us to pass through certain increased costs (primarily costs related to salt and waste transportation) to our customers.

These reserve amounts are being reversed (or applied) as actual losses are incurred on the underlying contracts. The reserve for contract losses included in the restated consolidated balance sheet as of December 31, 2007 was approximately $9,100. The changes in the reserve for contract losses are as follows:

	Year Ended December 31,
	2007	2006
Beginning balance	$3,725	$—
Additions to contract loss reserve	6,842	3,725
Actual contract losses charged against the reserve	(1,455)	—

Ending balance	$9,112	$3,725

Classified as:
Short-term	$2,109	$1,321
Long-term	7,003	2,404

Total	$9,112	$3,725

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 15—Income Taxes

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$(2,013)	$(2,096)	$(1,229)
State	(556)	(547)	(323)

	(2,569)	(2,643)	(1,552)

Deferred:
Federal	(2,910)	(2,087)	1,380
State	(771)	(581)	366

	(3,681)	(2,668)	1,746

Less: valuation allowance	6,250	5,311	(194)

Income tax provision (benefit)	$—	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax impact	5.4%	5.5%	6.4%
Other	(0.3)%	(0.2)%	3.4%

	39.1%	39.3%	43.8%
Less: impact of valuation allowance	(39.1)%	(39.3)%	(43.8)%

Effective income tax rate	0.0%	0.0%	0.0%

At December 31, 2007, the Company has Federal and state income tax net operating loss carryforwards of approximately $24,900 and $24,500, respectively. The Federal net operating losses begin to expire in 2020. The California net operating losses have been suspended for two years and will begin to expire in 2010. Pursuant to the provisions of the Internal Revenue Code, the utilization of Federal net operating loss (NOL) carryforwards in future years may be subject to substantial annual limitations if a change of more than 50% in the ownership of the Company occurs. The Company has determined that, through the year ended December 31, 2007, there has been no ownership change of more than 50%. Accordingly, all NOL carryforwards are available to the Company.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 15—Income Taxes (continued)

The following summarizes the Company’s net deferred tax assets:

	December 31,
	2007	2006
Deferred tax assets:
NOL carryforwards	$10,521	$7,146
Contract loss reserve	3,085	1,579
Capital gain	1,151	—
Other reserves and allowances	793	28
Deferred revenues	653	1,000
Accrued compensation	401	248
Stock-based compensation	277	329
Other	204	122

Total deferred tax assets	17,085	10,452

Deferred tax liabilities:
Intangible assets	(1,664)	—
Depreciation	(1,300)	(853)
Deferred state taxes	(991)	(479)
Revenue recognition	(938)	(1,928)
Other	—	(44)

Total deferred tax liabilities	(4,893)	(3,304)

Less: valuation allowance	(12,192)	(7,148)

Net deferred income tax liability	$—	$—

Note 16—Stockholders’ Equity

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 16—Stockholders’ Equity (continued)

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

Note 17—Related Party Transactions

The Company paid legal fees to a legal firm whose partner is a director. The total payments for legal fees to this firm were $315, $192 and $154 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also leases office space and equipment from two individuals, one of whom was a director and employee and the other an employee in 2007, under month-to-month agreements. The total payments under these related party rental agreements were $57, $54 and $55 for the years ended December 31, 2007, 2006 and 2005, respectively. In May 2007, the Company entered into an agreement to acquire certain water rights and related assets. In December 2007, the Company sold its rights to purchase these assets to Empire. As consideration for the sale of these assets, the Company received 6,000,000 shares of Empire common stock, which represents an ownership interest of approximately 32% in Empire as of December 31, 2007.

The Company accounted for the December 2007 transaction under the equity method. Specifically, the Company recorded $3,094 as gain on sale to affiliate upon the receipt of the shares of Empire common stock by (1) estimating the fair value of such stock based upon concurrent sales of Empire common stock to third parties; (2) subtracting the Company’s basis in the assets sold; and (3) reducing the resulting gain by the Company’s ownership interest in Empire.

In addition, Empire agreed to purchase one water treatment system from the Company concurrent with the December 2007 closing for a total price of $900. As of December 31, 2007, the Company had a $600 receivable due from

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 18—Consolidated Statements of Cash Flows

Empire on June 30, 2008 associated with this system sale. The receivable balance was subsequently paid to the Company on June 30, 2008. During the year ended December 31, 2007, the Company recorded $653 of system sales revenue and $287 of gross margin on this transaction under the percentage-of-completion method of revenue recognition. The Company has recorded $92 as a charge against other income under the equity method, which represents 32% of the Company’s gross margin on this system sale to a related party.

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

Note 19—Stock-Based Incentive Compensation Plans

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 19—Stock-Based Incentive Compensation Plans (continued)

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 19—Stock-Based Incentive Compensation Plans (continued)

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 19—Stock-Based Incentive Compensation Plans (continued)

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 19—Stock-Based Incentive Compensation Plans (continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price as of December 31, 2007 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This intrinsic value will vary as the Company’s stock price fluctuates.

The weighted average grant-date fair value of options granted by the Company during the years ended December 31, 2007 and 2006 was $2.94 and $1.88 per share, respectively.

Compensation expense arising from stock option grants was $626 and $539 for the years ended December 31, 2007 and 2006, respectively, all of which expense was included in selling, general and administrative expense for each year. No related income tax benefit was recorded as the Company has significant net operating loss carryforwards (see Note 15).

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 19—Stock-Based Incentive Compensation Plans (continued)

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

Note 20—Warrants

From time to time, the Company has issued common stock warrants to non-employees in connection with various transactions, primarily the issuance of notes payable (see Note 12). During the year ended December 31, 2007, the holders of 1,350,000 warrants exercised such warrants, resulting in net proceeds to the Company of $8,060. In addition, during the year ended December 31, 2007, the holders of 56,066 warrants elected cashless exercise of such warrants, and the Company issued 38,995 shares of common stock in these cashless exercises. A summary of common stock warrant activity during the three years ended December 31, 2007 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Balance - January 1, 2005	874	$4.01
Warrants issued	1,480	$6.06

Balance - December 31, 2005	2,354	$5.30
Warrants issued	450	$6.44

Balance - December 31, 2006	2,804	$5.48
Warrants issued	—
Warrants exercised	(1,406)	$5.87

Balance - December 31, 2007	1,398	$5.10

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 20—Warrants (continued)

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

As a result of these computations of the fair value of warrants issued, the following amounts have been recorded in the financial statements:

•

Warrants to purchase 717,450 shares of stock issued to the lender under the BWCA loan in 2003 and 2004 with an aggregate fair value of $435 have been recorded as a discount to debt with a corresponding credit to common stock, and this discount was being amortized to interest expense over the life of the BWCA loan until after completion of the Company’s initial public offering in May 2006, when the Company repaid the BWCA loan in full pursuant to the terms of a business loan agreement with BWCA I, LLC. The remaining unamortized fair value of warrants in the amount of $392 was written off in the second quarter of 2006 (see Note 12).

•

Warrants to purchase 1,000,000 shares of stock issued to the purchasers of the XACP Notes in October 2005 with an aggregate fair value of $1,337 have been recorded as a discount to debt with a corresponding credit to common stock, and this discount was being amortized to interest expense over the life of the XACP Notes until after completion of the Company’s initial public offering in May 2006, when the Company repaid the XACP Notes in full pursuant to the terms of a business loan agreement with BWCA I, LLC. The remaining unamortized fair value of warrants in the amount of $1,132 was written off in the second quarter of 2006 (see Note 12).

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

•

Pursuant to a binding commitment letter with Shaw Environmental, Inc. (Shaw) in December 2005, Shaw committed to purchase a total of $5,000 of the Company’s groundwater treatment systems prior to December 31, 2006. As part of that commitment letter, the Company granted to Shaw a warrant to purchase 300,000 shares of common stock at an exercise price of $7.00 per share in connection with Shaw’s purchase of the Company’s groundwater

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 20—Warrants (continued)

treatment systems. As of December 31, 2007, no shares had vested under the Shaw warrant. Subsequently, as part of its September 18, 2008 acquisition of Envirogen from Shaw, the Company entered into a settlement agreement with Shaw which cancelled the Shaw warrants.

•

In February 2006, in connection with the consent granted by BWCA I, LLC with respect to the Company’s issuance of the Aqua Note, the Company granted to BWCA I, LLC a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $8.00 per share. This warrant is immediately exercisable and may be exercised for five years after the date of grant. This warrant has a fair value of $91, and was written off with the repayment of the BWCA loan in the second quarter of 2006 (see Note 12).

•

Warrants to purchase 400,000 shares of stock issued to Aqua America in connection with an anticipated nationwide strategic relationship with Aqua America and issuance of the Aqua Note in February 2006 with an aggregate fair value of $406 have been recorded as a discount to debt, and the related amortization to interest expense was $140 and $266 in the years ended December 31, 2007 and 2006, respectively (see Note 12).

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 20—Warrants (continued)

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

The deferred charges recorded in the fourth quarter of 2005 related to the warrants granted to Shaw totaled $60. The Company recorded $39 and $18 of non-cash charges against revenues in the years ended December 31, 2006 and 2005 respectively. There was no amortization of these deferred charges during the year ended December 31, 2007. As of December 31, 2007, the remaining unamortized deferred charge related to the Shaw warrants was $3, which was written off in connection with the cancellation of the warrants in 2008.

Deferred charges recorded in the first quarter of 2006 related to the warrants granted to BWCA I, LLC totaled $25. The Company amortized this amount in full as non-cash interest expense during the year ended December 31, 2006.

Additionally, the Company recorded $900 as a discount to debt in the first quarter of 2006 related to the warrants granted to Aqua America. The Company amortized $309 and $591 of these deferred charges as interest expense during the years ended December 31, 2007 and 2006, respectively.

Note 21—Commitments and Contingencies

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

Year Ending December 31,	Amount
2008	$342
2009	235
2010	169
2011	169
2012	164
Thereafter	488

Total	$1,567

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 21—Commitments and Contingencies (continued)

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

Year Ending December 31,	Amount
2008	$645
2009	737
2010	737
2011	555
2012	408
Thereafter	—

Total	$3,082

Litigation

On or about February 22, 2006, GBM Newco, LLC (GBM), filed a lawsuit against the Company, and its then Chief Executive Officer, Peter L. Jensen, in the District Court of El Paso County, Texas. The lawsuit alleged that the defendants breached a certain marketing agreement between the parties. The lawsuit was removed to the United States District Court for the Western District of Texas, and transferred from that court to the United States District Court for the District of Arizona. Thereafter, GBM amended its complaint to add claims for breach of the covenant of good faith and fair dealing and unjust enrichment. On February 13, 2008, this litigation and the underlying disputes were resolved by the Company paying GBM $213 in exchange for a Release of All Claims from GBM, and the litigation was dismissed with prejudice on or about February 28, 2008.

On October 26, 2007, Veolia Water North America Operating Services, LLC and certain other related parties filed a lawsuit in the United States District Court of the Middle District of Florida, Tampa Division, naming as defendants Basin Water-MPT, Inc. (a wholly owned subsidiary of Basin Water, Inc.) and two of its employees, one of whom is the son of the Company’s President and Chief Executive Officer. Subsequently, the plaintiffs amended their complaint to add as defendants the Company and Michael M. Stark, the Company’s President and Chief Executive Officer, to the lawsuit. The lawsuit alleges, among other things, certain claims related to trade secrets and unfair trade practices relating to treatment of by-products produced as a result of the phosphate mining industry. In December 2008, this litigation and the underlying disputes were resolved by agreement, resulting in a payment by the Company of $230 with the remainder of the settlement payment being paid by the Company’s insurer.

On December 27, 2007 and January 2, 2008, two purported securities class action complaints were filed in the United States District Court for the Central District of California against the Company, Peter L. Jensen, Michael M. Stark and Thomas C. Tekulve (collectively referred to as the Basin defendants) for violations of the Exchange Act. These lawsuits, which contain similar allegations, are captioned Poulos v. Basin Water, et al., Case No. CV 07-8359 GW (FFMx) and Nofer v. Basin Water, et al., Case No. CV 08-0002 SGL (JCRx). The lawsuits were subsequently consolidated, and on October 3, 2008 a Consolidated Amended Complaint (CAC) was filed which alleges that the Company deliberately understated the reserves it took for certain unprofitable contracts, and committed various intentional violations of GAAP during a putative class period between November 14, 2006 and August 8, 2008 (the Federal Lawsuit). The suit does not state a specific amount of damages.

On January 23, 2008, the Company received a letter dated January 17, 2008, from attorneys representing a purported stockholder demanding that we investigate and remedy alleged breaches of fiduciary duty by certain unnamed officers and directors of the Company. In the demand letter, the attorneys allege that the unnamed officers and directors violated their duties to the Company by, among other things, participating in or permitting the company to issue false and misleading statements regarding its business and financial results giving rise to the above named lawsuits.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 21—Commitments and Contingencies (continued)

On January 31, 2008, Loren Charif, a purported stockholder of the Company, filed a shareholder derivative lawsuit in the Superior Court of the State of California, County of San Bernardino, against certain of the Company’s executive officers and its current directors. The complaint assumes the truth of the aforementioned allegations in the federal securities class action lawsuits and in connection with those allegations alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code pertaining to allegations of improper selling. The suit does not state a specific amount of damages. On November 12, 2008, the Company obtained an order staying this action until a final determination occurs in the Federal Lawsuit.

From time to time, the Company is involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which management believes are not material to the conduct of the Company’s business. With respect to these ordinary matters, management believes that the Company has adequate insurance coverage or has made adequate accruals for expected costs, and the Company may also have effective legal defenses.

Note 22—Subsequent Events

Employment Transition and Consulting Agreement

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

Goodwill Impairment

During the quarter ended September 30, 2008, the Company assessed goodwill for impairment in accordance with SFAS 142, which requires annual testing for impairment, or more frequent testing if events or circumstances indicate that carrying value of goodwill may not be recoverable. The Company’s assessment included analysis using discounted cash flow methods. As a result of this testing, the Company recorded a charge to earnings for goodwill impairment of approximately $4,952 in the quarter ended September 30, 2008 related to its acquisition of MPT. The primary factors impacting management’s assessment of value included slower-than-anticipated growth and a decline in the customer base of MPT, both of which have resulted in a significant decline in MPT’s future revenues and cash flows since its acquisition in September 2007.

Impairment of Investment in Affiliate

Also during the quarter ended September 30, 2008, the Company assessed its investment in an affiliate, Empire. This investment in affiliate represents the value of the Company’s ownership of approximately 32% in Empire, consisting of 6,000,000 shares of Empire common stock. The Company evaluated this investment through a combination of methods, including a review of the market trading price of Empire’s common stock and an analysis of the value of Empire’s common stock. Based upon current market conditions, Empire’s financial condition and the Company’s understanding of Empire’s business prospects, the Company has determined that the carrying value of its investment should be reduced by approximately $2,600 in the quarter ended September 30, 2008.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 22—Subsequent Events (continued)

Acquisition of Envirogen and Settlement of Dispute with Shaw

In September 2008, the Company acquired the bioreactor and biofilter business (Envirogen) of Shaw Environmental & Infrastructure, Inc. (Shaw) for $1,500 million cash (subject to adjustment for working capital) plus the settlement of a disputed claim against Shaw for amounts Basin Water claimed to be owed by Shaw. The dispute involved an ion exchange unit purchase agreement executed by the Company and Shaw in December 2005 which was structured as a $5,000 sale of water treatment units by the Company to Shaw in two parts. In the settlement, Shaw relinquished its claims or rights under the 2005 purchase agreement generally, and in particular to the ion exchange units that were the subject of the agreement. In the transaction, the Company acquired the assets of Envirogen, which includes the design and supply of fluidized bed, membrane, and suspended carrier bioreactors for the treatment of groundwater and wastewater streams in industrial, municipal and federal applications. The business also includes the design and supply of biofilters for the treatment of air streams from municipalities and industry for the removal of odor-causing and other contaminants.

Opus Trust Settlement

On February 5, 2009, Basin Water, Inc., BionBasin, Inc. (Bion), Opus Trust, Inc. (Opus Trust) and Martin Benowitz, individually and as Trustee of the Martin A. Benowitz Qualified Profit Sharing Plan (Benowitz), entered into a Settlement Agreement and Mutual Release Agreement (the “Settlement Agreement”) to settle, among other things, certain claims related to (a) ion exchange units previously sold to Opus Trust by Bion, including a unit that was damaged by an uninsured motorist, (b) Benowitz’ acquisition and sale of the Company’s common stock and (c) Opus Trust’s acquisition of Bion common stock (the Dispute). Pursuant to the terms of the Settlement Agreement, (a) the Company paid $125,000 to Opus Trust and transferred to Opus Trust 150,000 shares of Empire Water Corporation common stock, (b) Opus Trust transferred to the Company all shares of Bion common stock (500,000 shares) held by Opus Trust and title to the ion exchange units previously sold to Opus Trust, (c) Opus Trust and Benowitz released the Company and Bion from any and all claims and actions arising from the Dispute, (d) the Company and Bion released Opus Trust and Benowitz from any and all claims and actions arising from the Dispute and (e) the parties agreed not to make negative references to the character or business reputation of the parties to the Settlement Agreement.

BASIN WATER, INC.

Schedule II—Valuation and Qualifying Accounts (Restated)

(In thousands)

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Valuation allowance for net deferred tax assets:
Year ended December 31, 2005	$1,868	$—	$(316)	$1,552
Year ended December 31, 2006	$1,552	$5,596	$—	7,148
Year ended December 31, 2007	$7,148	$5,044	$—	$12,192

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2005	$—	$—	$—	$—
Year ended December 31, 2006	$—	$65	$—	$65
Year ended December 31, 2007	$65	$243	$(8)	$300

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Contract loss reserve:
Year ended December 31, 2005	$—	$—	$—	$—
Year ended December 31, 2006	$—	$3,725	$—	$3,725
Year ended December 31, 2007	$3,725	$6,842	$(1,455)	$9,112

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Inventory reserve:
Year ended December 31, 2005	$—	$—	$—	$—
Year ended December 31, 2006	$—	$38	$—	$38
Year ended December 31, 2007	$—	$41	$—	$79

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Cost of System Sales
Year ended December 31, 2005	$—	$—	$—	$—
Year ended December 31, 2006	$—	$600	$(315)	$285
Year ended December 31, 2007	$285	$1,422	$(587)	$1,120