Form 10-Q/A
period 2008-03-31
Basin Water, Inc.
filed 2009-02-10
CIK 1352045

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On February 2, 2009 there were 22,205,843 shares of common stock, par value $0.001, outstanding.

BASIN WATER, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the Form 10-Q/A) amends the Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2008 and 2007 (the 2008 Quarterly Report) originally filed by Basin Water, Inc. (the Company) with the Securities and Exchange Commission on May 12, 2008. As more fully explained in our Form 10-K/A filed by the Company on February 10, 2009, the Company has amended and restated its consolidated financial statements and related financial information for the years ended December 31, 2007 and 2006, including the financial results in each of the quarterly periods in 2007 and 2006 to correct for certain errors, specifically (1) the failure to apply Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities – Deferral for Certain Interests, Revised December 2003 (FIN 46(R)) for certain specific transactions in 2006 and 2007, (2) revenue recognition issues related to certain specific transactions in 2006 and 2007, including improper recognition of revenues and incorrect timing of recognition of revenues, (3) the accounting for warrant expense related to warrants issued by the Company to Aqua America, Inc. in February 2006, (4) the accounting for the December 2007 sale to Empire Water Corporation of the right to purchase certain water rights and related assets, (5) an adjustment to the contract loss reserve in the third quarter of 2007 (6) balance sheet reclassification for purchase accounting related to the Company’s acquisition of Mobile Process Technology Co. (MPT) and (7) various other adjustments and reclassifications for 2006 and 2007. The background of the restatement and the effects of these restatement and reclassification items on the unaudited interim consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 are disclosed in Note 3 to the consolidated financial statements. The effects of this restatement are reflected in the comparative amounts included in this Form 10-Q/A.

The effects of the restatements are reflected in the financial statements and other supplemental data, including the unaudited quarterly data for fiscal years 2006 and 2007 and selected financial data, included in the Company’s Form 10-K/A filed immediately prior to this report. The Company has not amended and does not intend to amend any of its previously filed annual reports on Form 10-K for the periods affected by the restatement or adjustments other than in the Form 10-K/A filed shortly before this report or any of its previously filed Quarterly Reports on Form 10-Q other than this Quarterly Report on Form 10-Q/A for the three months ended March 31, 2008.

We have updated information in this filing to reflect the effects of the restatement as well as certain developments in our business and operations since December 31, 2007.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	Restated (Unaudited)	Restated
ASSETS
Current assets
Cash and cash equivalents	$27,892	$36,038
Accounts receivable, net of $155 and $92 allowance for doubtful accounts	2,089	3,167
Unbilled receivables, net of $150 and $208 allowance for doubtful accounts	9,599	7,357
Inventory, net of $79 and $79 reserve	1,450	975
Prepaid expenses and other	1,100	1,163

Total current assets	42,130	48,700

Property and equipment
Property and equipment	25,472	24,885
Less: accumulated depreciation	2,061	2,235

Property and equipment, net	23,411	22,650

Other assets
Goodwill	6,323	6,323
Unbilled receivables, net of current portion	2,347	3,653
Intangible assets, net	2,312	2,468
Patent costs, net	2,257	2,274
Investment in affiliate	4,592	4,632
Other assets	2,776	1,667

Total other assets	20,607	21,017

Total assets	$86,148	$92,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,326	$3,553
Current portion of notes payable	153	239
Current portion of capital lease obligations	10	11
Current portion of deferred revenue and advances	294	266
Current portion of contract loss reserve	2,153	2,109
Accrued expenses and other	3,090	3,131

Total current liabilities	8,026	9,309

Notes payable, net of current portion	112	113
Capital lease obligations, net of current portion	13	15
Deferred revenue, net of current portion	372	391
Deferred revenue - affiliate	1,456	1,456
Contract loss reserve, net of current portion	6,592	7,003
Other long-term liabilities	179	179

Total liabilities	16,750	18,466

Noncontrolling interest	158	84

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value - 100,000,000 shares authorized, 21,948,704 shares issued and outstanding	22	22
Additional paid-in capital	110,800	110,193
Treasury stock	(552)	(552)
Accumulated deficiency	(41,030)	(35,846)

Total stockholders’ equity	69,240	73,817

Total liabilities and stockholders’ equity	$86,148	$92,367

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
	Restated	Restated
	(Unaudited)
Revenues
System sales	$1,064	$1,118
Contract revenues	1,785	635

Total revenues	2,849	1,753

Cost of revenues
Cost of system sales	833	1,310
Cost of contract revenues	1,487	630
Depreciation expense	199	106

Total cost of revenues	2,519	2,046

Gross profit (loss)	330	(293)

Research and development expense	74	161
Selling, general and administrative expense	5,645	2,220

Loss from operations	(5,389)	(2,674)

Other income (expense)
Interest expense	(41)	(374)
Interest income	358	702
Equity in loss of affiliate	(40)	—
Other income	2	1

Total other income	279	329

Loss before income taxes	(5,110)	(2,345)
Income tax benefit	—	—

Loss before noncontrolling interest	(5,110)	(2,345)
Less: net income attributable to noncontrolling interest	(74)	—

Net loss	$(5,184)	$(2,345)

Net loss per share:
Basic	$(0.24)	$(0.12)
Diluted	$(0.24)	$(0.12)
Weighted average common shares outstanding:
Basic	21,737	19,700
Diluted	21,737	19,700

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficiency	Totals
	Shares	Amount
			Restated		Restated	Restated
Balance - December 31, 2007 (Restated)	21,949	$22	$110,193	$(552)	$(35,846)	$73,817
Stock-based compensation expense	—	—	607	—	—	607
Net loss	—	—	—	—	(5,184)	(5,184)

Balance - March 31, 2008	21,949	$22	$110,800	$(552)	$(41,030)	$69,240

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	Restated	Restated
Cash flows from operating activities
Net loss	$(5,184)	$(2,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	464	181
Stock-based compensation expense	607	305
Amortization of deferred compensation	39	49
Equity in loss of affiliate	40	—
Net income attributable to noncontrolling interest	74	—
Changes in operating assets and liabilities:
Accounts receivable	1,078	65
Unbilled receivables	(936)	(447)
Inventory	(475)	(53)
Prepaid expenses and other	63	(244)
Accounts payable	(1,227)	(573)
Deferred revenues	9	100
Accrued expenses and other	(41)	(33)
Contract loss reserve	(367)	(122)
Other assets and other liabilities	(1,604)	384

Net cash used in operating activities	(7,460)	(2,733)

Cash flows from investing activities
Purchase of property, plant and equipment	(587)	(706)
Patent costs	(10)	(1)

Net cash used in investing activities	(597)	(707)

Cash flows from financing activities
Proceeds from stock option exercises	—	97
Repayments of notes payable and capital lease obligations	(89)	(6)

Net cash provided by (used in) financing activities	(89)	91

Net decrease in cash and cash equivalents	(8,146)	(3,349)
Cash and cash equivalents, beginning of period	36,038	54,567

Cash and cash equivalents, end of period	$27,892	$51,218

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$41	$74

Income taxes	$—	$—

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

On September 14, 2007, the Company completed the acquisition of Mobile Process Technology Co. (MPT), a provider of technology and services to the water and wastewater treatment and industrial process markets. This acquisition extended the Company’s capabilities including expanded technological solutions, geographic presence and customer base. Additional services the Company can now provide as a result of the acquisition include: (1) central regeneration for ion-exchange, in which the Company replaces the resin vessel on a periodic basis and regenerates the resin offsite, (2) smaller ion exchange systems permitting the servicing of low-flow wells, and (3) technologies to treat process water and to provide resource recovery from wastewater. The Company now also has the ability to service and treat smaller capacity water systems.

In 2007, the Company entered into transactions with respect to the sale of water treatment systems to two special purpose entities (VL Capital, or VLC and Water Services Solutions, or WSS) that were to be funded by third-party financial institutions. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities—Deferral for Certain Interests, Revised December 2003 (FIN 46(R)), the Company has concluded that the financial statements of VLC and WSS should be consolidated with those of the Company. Accordingly, the Company’s condensed consolidated financial statements for the periods presented include these entities.

Note 2—Summary of Significant Accounting Policies

Interim Consolidated Financial Statements

The interim consolidated financial statements for the three-month periods ended March 31, 2008 and 2007 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934 (the Exchange Act) as prescribed by the Securities and Exchange Commission (SEC). As such, certain disclosures which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements have been omitted. This Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 (the March Report) should be read in concert with the Company’s Amended Annual Report on Form 10-K/A (the Restated 2007 Annual Report), which contains the Company’s restated audited consolidated financial statements for the year ended December 31, 2007.

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

Inventory

Inventory consists primarily of raw materials and supplies used in the fabrication of the Company’s ground water treatment systems, as well as the reprocessing and conditioning of resins. Inventory items are stated at the lower of cost on a first-in, first-out (FIFO) basis or market. Inventory that is no longer usable as a system component is considered obsolete. A reserve for slow-moving inventory is maintained as appropriate.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

Revenue Recognition and Fluctuation

As described in the Company’s Restated 2007 Annual Report, the Company recognizes revenues either from a sale of a system or as recurring revenues from a lease. In addition, the Company’s second source of recurring revenues is from long-term contracts for the treatment of the water produced from installed treatment systems, which are also referred to as service revenues.

The Company’s revenues vary from period to period, because customers may choose between purchasing groundwater treatment systems and entering into long-term contract arrangements for groundwater treatment systems. If a customer chooses to purchase a system, revenues are recognized over a much shorter period of time, generally within two or three quarters, than for the same system if the customer chooses a long-term contract arrangement. Revenues tend to be higher in periods in which sales rather than long-term lease and services contracts occur. In addition, service revenues tend to be higher in warmer, dryer weather when treated water is at a high demand. The results of operations for the first three months of 2008 are not necessarily predictive of the remaining nine months of the year.

The timing and amount of revenues from system sales in a given period can be unpredictable and relatively inconsistent, and are dependent on such factors as the duration of the sales cycle (which varies from customer to customer), size and number of water treatment systems included in the sale, and whether the equipment is sold or leased.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, which requires enhanced disclosures for derivative and hedging activities. SFAS No. 161 becomes effective in the first quarter of 2009 and is not expected to have any impact on the Company’s consolidated financial statements.

Other than the above, there have been no recent accounting pronouncements issued which would impact the Company’s consolidated financial statements following the filing of the Company’s 2007 Annual Report.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a single authoritative definition of fair value, sets out a framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The Company was required to adopt SFAS No. 157 for its fiscal year beginning on January 1, 2008, prospectively applied, except for the provisions of SFAS No. 157 relating to nonfinancial instruments, which will be required to be adopted by the Company for its fiscal year beginning on January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

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

Note 3—Restatement

In connection with its review in late June 2008 with respect to certain transactions and in July 2008 with respect to the preparation of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Company identified issues relating to its revenue recognition for certain specific transactions. The Audit Committee of the Company’s Board of Directors (the Audit Committee), acting on behalf of the Board, had previously retained independent legal counsel in February 2008 in connection with an inquiry into allegations contained in certain private shareholder litigation brought against the Company, the Company’s directors and certain Company officers. The Audit Committee then asked its independent counsel to broaden its inquiry into other transactions relating to the Company’s revenue recognition. The Audit Committee’s counsel also retained independent forensic accountants to review the foregoing transactions. On August 6, 2008, the Audit Committee’s counsel, together with the independent forensic accountants, conveyed interim findings to the Audit Committee. On August 11, 2008, the Company announced that it would delay the filing of its quarterly report on Form 10-Q for the quarter ended June 30, 2008 and that the Company believed it may be necessary to restate previously issued financial statements for certain periods as a result of the Company’s revenue recognition relating to certain specific transactions.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 3—Restatement (continued)

On September 23, 2008 and October 28, 2008, the Audit Committee met with its counsel and the forensic accountants to discuss their further report on the findings with respect to the Company’s accounting for the transactions. On October 29, 2008, the Audit Committee discussed the findings of the review with Singer Lewak LLP, the Company’s independent registered public accounting firm. On October 29, 2008, the Company announced that the Audit Committee concluded that the Company incorrectly accounted for certain specific transactions in 2006 and 2007. As a result, the Company incorrectly recognized revenues relating to such transactions, including revenues incorrectly recognized as a result of the failure to apply Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities—Deferral for Certain Interests, Revised December 2003 (FIN 46(R)).

The Company also announced that the Audit Committee concluded that the Company’s financial statements for the fiscal years ended December 31, 2006 and December 31, 2007, including each of the fiscal quarters in 2006 and 2007, and for the fiscal quarter ended March 31, 2008, should no longer be relied upon. The consolidated financial statements and related financial information contained in our Annual Reports on Form 10-K for 2006 and 2007 should be read only in conjunction with the information contained in the Form 10-K/A. See Note 3 of our condensed consolidated financial statements included in this Form 10-Q/A for further discussion.

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

Failure to Apply FIN 46(R).

In 2007, the Company entered into four transactions with respect to the sale of water treatment units to two special purpose entities (VL Capital or VLC, and Water Services Solutions or WSS) that were to be funded by third party financial institutions. The underlying agreements provided that the Company would sell VLC and WSS water treatment units subject to water service agreements (WSAs) between the Company and its customers. The special purpose entities would then have the right to receive the scheduled lease payments from the customers subject to the WSAs. In two transactions with VL Capital, the Company recognized a total of approximately $4,300 of revenues. In two transactions with WSS, the Company recognized a total of approximately $3,600 of revenues. The Company has concluded that the financial statements of VLC and WSS should be consolidated with those of the Company in accordance with FIN 46(R). This analysis is based on the fact that the structure of the transactions with VLC and WSS did not effectively transfer sufficient risk to the other parties to the transactions, leaving the Company with the majority of the risks and rewards. In addition, in the transactions with WSS, the contract conditions of the transactions were not fulfilled. As a result, the Company incorrectly recognized revenues from these transactions.

Revenue Recognition Issues.

In 2006 and 2007, the Company entered into water treatment unit sale transactions with a number of customers. Those transactions being restated are described below.

In the first transaction, the Company sold a water treatment unit in the quarter ended June 30, 2006 although the purchase agreement was not executed until August 2006. The customer terminated the purchase agreement shortly after its execution, and the Company recorded a bad debt expense for the profit recognized on the sale due to the termination of the agreement in the quarter ended December 31, 2006. The Company has determined that it should reverse the revenues and the bad debt expense associated with this transaction in the amount of approximately $900 in the fourth quarter of 2006.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 3—Restatement (continued)

In the second transaction, the Company was negotiating the sale of a water treatment unit with a customer during August 2006, which negotiations continued into September 2006. On September 29, 2006, the customer sent the Company an email instructing it to release the unit for delivery and indicating that the customer would be contacting the Company early the next week to finalize the agreement. The Company shipped a water treatment unit in the quarter ended September 30, 2006. There was no executed written agreement at the time the revenue related to the transaction was recorded in that quarter, and the contract continued to be negotiated and was finalized in February 2007. The Company has determined that the revenues from this transaction in the amount of approximately $200 should have been recognized in the quarter ended March 31, 2007 rather than the quarter ended September 30, 2006.

In the third transaction, the Company recognized revenues of $1,500 with respect to a transaction in the quarter ended March 31, 2006, based on a unit purchase agreement dated March 30, 2006, but portions of the agreement were still being negotiated until June 2006. The agreement provides for 10% of the transaction amount to be paid upon signing the letter of intent, which occurred in December 2005, with the remaining 90% of the amount due to be paid in March 2009. Based on its review, the Company has concluded that it should have recognized 10% of the transaction amount in the quarter ended June 30, 2006 when the transaction documentation was completed and executed, and that it should recognize the remaining $1,350 as revenues upon collection. Subsequently, in February 2009, the water treatment units were returned to the Company as part of a settlement of a dispute with the third party.

In the fourth transaction, the Company received a purchase order from one of its resin manufacturers for the purchase of two water treatment units in the third quarter of 2006 upon which it recognized revenue pursuant to percentage of completion accounting. However, the terms of the purchase order did not specify the shipping date for the units, the supplier never specified a shipping date for the units, and the units were never shipped. In addition, the customer claimed a right of return which the Company disputes. The transaction is being restated and the revenues reversed in the amount of approximately $100 and $600 in 2007 and 2006, respectively.

In the fifth transaction, the Company entered into a letter of intent with a customer in the third quarter of 2007 for the sale of a water treatment unit and recognized revenues during that quarter. Pursuant to the terms of the letter of intent, the customer’s purchase of the unit was subject to the satisfaction of test criteria and data delivery under a previously executed demonstration agreement relating to the unit. These conditions were not satisfied as of the end of the third quarter of 2007. Based on these facts, the Company has concluded that it should reverse revenues of approximately $900 from this transaction.

Accounting for Warrants.

The Company reviewed its treatment of the non-cash expense related to the warrants that were issued to Aqua America, Inc. (Aqua) in connection with a $2,000 loan to the Company in February 2006 and a proposed strategic relationship between Aqua and the Company. The loan matured on the first anniversary of the Company’s initial public offering, and the proposed strategic relationship was intended to have a term of five years. Documents memorializing the exact terms of the strategic relationship were exchanged with Aqua; however, a formal agreement reflecting the strategic relationship was never executed. Based on the fact that no formal agreement related to the strategic relationship was entered into and the fact that the loan agreement specifically referenced issuance of the warrants, the Company has concluded that the warrant expense should have been recognized over the life of the loan, rather than over the anticipated life of the proposed strategic relationship. As a result of this correction, the Company recorded additional interest expense of approximately $900 and $500 in 2007 and 2006, respectively. In addition, the Company reversed amortization expense of approximately $300 million in both 2007 and 2006.

Empire Transaction

In reviewing the accounting for the December 2007 sale to Empire Water Corporation of the right to purchase certain water rights and related assets, the Company determined that errors were made relating to the gain recorded with respect to such transaction. The Company originally recorded a $2.5 million gain upon receipt of shares of Empire Water Corporation stock in such transaction. The gain was incorrectly recorded due to rounding and mathematical errors, as well as a revision of the Company’s basis in the assets sold to Empire Water Corporation. As a result, the Company has determined that the recorded gain should have been approximately $3,100. The Company recorded approximately $600 additional gain on sale to affiliate in 2007.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 3—Restatement (continued)

Contract Loss Reserve

The Company has determined that an error was made in the calculation of the reserve for contract losses at September 30, 2007. Specifically, with regard to one of its service contracts, it was assumed that a possible facility expansion would result in higher service fees to the customer, thus eliminating estimated operating losses on this contract beyond 2008. This expansion (and anticipated fee adjustment) was not contractually committed to and therefore should not have been considered in estimating the contract loss reserve at September 30, 2007. As a result, the Company has increased the reserve for contract losses (and related cost of contract revenues) by approximately $1,800 in the restated consolidated financial statements for the quarterly period ended September 30, 2007.

Balance Sheet Reclassification for Purchase Accounting

During the course of its review of the final purchase accounting for the acquisition of MPT, the Company determined that an error had been made in recording approximately $2,300 of deferred tax liabilities with a corresponding increase in goodwill. As a result, the Company has reversed this entry as of December 31, 2007. There is no effect on the Company’s consolidated statement of operations.

Other Adjustments

In connection with the review of its financial statements as part of the restatement, the Company has reviewed various other adjustments and reclassifications from prior years and determined these other adjustments and reclassifications should be made in the consolidated financial statements.

Effect of Restatement

The cumulative effect of the adjustments relating to all of these errors in the quarters ended March 31, 2008 and 2007, respectively (i) increased revenues for the first quarter of 2007 by approximately $100 and decreased revenues for the first quarter of 2008 by approximately $100; (ii) increased net loss for the first quarter of 2007 by approximately $200 and increased net loss for the first quarter of 2008 by approximately $0; (iii) decreased total assets, current assets, other assets and total liabilities as of March 31, 2008 by approximately $6,100, $6,300, $8,600 and $700, respectively; and (iv) increased net property and equipment and accumulated deficiency by approximately $8,900 and $5,400, respectively, as of March 31, 2008. The following table sets forth the effects of the above errors on the statements of operations for the periods indicated.

	Adjustments to Net Loss for the Three Months Ended March 31,
	2008	2007
	(In thousands)
Failure to apply FIN 46(R)	$(173)	$—
Revenue recognition errors	—	17
Errors in accounting for warrants	73	(226)
Error in contract loss reserve	48	—
Other adjustments, net	11	21

Total Adjustments	$(41)	$(188)

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 4—Acquisition

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

As of March 31, 2008, approximately $1,250 of the cash portion of the purchase price remained in an escrow account as a reserve for unidentified liabilities of the acquired business. This balance was subsequently released in full to the former shareholders of MPT.

In addition, $750 of the cash portion of the purchase price was placed into an escrow account until the working capital of MPT at the date of acquisition was finalized. In February 2008, $326 was released from the working capital escrow account to the Company, reducing the purchase price by that amount, and the balance of the working capital escrow account was released to the former shareholders of MPT.

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

The results of MPT’s operations have been included in the Company’s consolidated financial statements included in this report since it was acquired on September 14, 2007.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Earnings Per Share

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

The following tables contain a reconciliation of the numerators (net loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Net loss per share

Numerator:
Net loss applicable to common shares	$(5,184)	$(2,345)

Denominator:
Weighted average common shares outstanding	21,737	19,700

Net loss per common share	$(0.24)	$(0.12)

Net loss per share - assuming dilution

Numerator:
Net loss applicable to common shares	$(5,184)	$(2,345)

Denominator:
Weighted average common shares outstanding	21,737	19,700

Net loss per common share - diluted	$(0.24)	$(0.12)

The Company incurred losses in the three-month periods ended March 31, 2008 and 2007. The impact of common stock equivalents has been excluded from the computation of diluted EPS because the effect on net loss per share is anti-dilutive.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 6—Stock-Based Compensation

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

In no event shall the number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2006 Plan exceed an aggregate of 12,500,000 shares. As of January 1, 2007, the number of total shares of common stock that may be issued under the 2006 Plan automatically increased to 3,495,383 shares. The number of total shares of common stock that may be issued under the 2006 Plan automatically increased to 4,495,383 shares and 3,495,383 shares as of January 1, 2008 and 2007, respectively.

Options under the plan are issued with an exercise price equal to the closing price of the Company’s stock on the date of the grant. Option grants generally vest over three years, with one-third of the shares subject to the option vesting on each of the first, second and third anniversaries of the grant date, and expire 10 years from the date of grant. Options granted to directors generally vest on the first anniversary of the grant date.

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

Note 6—Stock-Based Compensation (continued)

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

Pursuant to FASB Interpretation (FIN) No. 28, the Company is amortizing these deferred compensation amounts using the straight-line attribution method over the vesting period of the options, which is generally three years. As a result of the amortization of the deferred compensation amounts, the Company recorded $39 and $49 of non-cash stock-based compensation expense for the three-month periods ended March 31, 2008 and 2007, respectively.

Method of Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions set forth in SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

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

The estimated forfeiture rates for stock option grants during the three months ended March 31, 2008 and 2007 were 9.0% and 8.0%, respectively.

No options were granted during the quarter ended March 31, 2008.

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

Note 6—Stock-Based Compensation (continued)

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

Compensation expense arising from grants of stock options was $306 and $148 during the three months ended March 31, 2008 and 2007, respectively. Such expense was classified as selling, general and administrative expense.

As of March 31, 2008, approximately $1,257 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.2 years. The total fair value of options vested during the three months ending March 31, 2008 and 2007 was $74 and $41, respectively, which was included in selling, general and administrative expense.

Stock options outstanding and exercisable at March 31, 2008, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $1.33	247	$1.00	3.4 yrs	247	$1.00
$4.00	308	$4.00	6.2 yrs	308	$4.00
$5.00	325	$5.00	7.4 yrs	276	$5.00
$6.79 - $9.00	725	$7.87	9.0 yrs	46	$8.16
$9.87 - $12.29	105	$11.33	9.4 yrs	—

	1,710	$5.85		877	$3.69

There were no stock options exercised during the three months ended March 31, 2008. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $38.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 6—Stock-Based Compensation (continued)

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

The fair value of non-vested stock is measured at the date of grant based upon the closing price of the Company’s common stock on that date, and such fair value if recognized as stock-based compensation expense over the requisite vesting period. Compensation expense arising from grants of non-vested stock during the three months ended March 31, 2008 and 2007 was $301 and $200, respectively which was included in selling, general and administrative expense. As of March 31, 2008, approximately $1,304 of unrecognized compensation expense related to non-vested stock grants is expected to be recognized over a weighted average period of 1.5 years.

Note 7—Goodwill and Intangible Assets

As described above in Note 4, the carrying amount of goodwill as of March 31, 2008 and December 31, 2007 was $6,323.

Net intangible assets are as shown in the following table as of the dates indicated:

	March 31, 2008	December 31, 2007
Deferred stock based compensation	$117	$157
Service agreements and contracts	1,355	1,355
Customer relationships	569	569
Covenant not to compete	322	322
Trade name	180	180
Accumulated amortization	(231)	(115)

Intangible assets, net	$2,312	$2,468

The amortization periods of intangible assets are as follows: patents – 17 years; customer relationships – 15 years; covenant not to compete – three years; trade name – two years; service agreements and contracts – six years; deferred stock-based compensation – three years; and fair value of warrants issued to a joint venture partner – five years.

Note 8—Notes Payable

In June 2007, the Company sold 10 of its water treatment systems to a special purpose entity, VL Capital (VLC). The total sales price was $3,853, consisting of $500 in cash to be paid to the Company plus 72 monthly installments of $56 beginning April 2008, with a net present value of $3,353, calculated using an imputed interest rate of 5.0% per annum.

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

Notes payable by VLC to a finance company consisted of the following:

	March 31, 2008	December 31, 2007
Note payable to a financing company, non-interest bearing, imputed interest rate of 68.9% per annum, payable in 80 monthly installments beginning on August 1, 2008 and ending on March 1, 2014	$265	$352
Less: current portion of notes payable	(153)	(239)

Notes payable, net of current portion	$112	$113

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 9—Contract Loss Reserve

During the latter half of 2006 and 2007, the Company analyzed operating results for each water service agreement (WSA) and determined that certain, generally older contracts were operating at net cash flow losses. Under the WSAs, the Company provides to its customers operations and maintenance services for water treatment units previously sold or leased to those customers. These contracts have sustained increasing operating costs such as waste disposal and salt purchase costs as the direct result of higher fuel, salt and other third-party costs.

These contracts did not allow management to renegotiate terms to recover such increased costs. Management determined that these contracts would continue to generate net operating cash flow losses through the end of the contract period. Accordingly, the Company recorded a reserve for future contract losses in the amount of approximately $3,700 in the quarter ended December 31, 2006. This amount represented the losses the Company expects to incur during the remaining term of the initial period of these contracts and does not include renewal periods, if any, related to such contracts.

During 2007, additional older legacy contracts became operational and were operated during the busy, higher volume summer months. Based on the new operating history, especially during the third quarter of 2007, the Company determined that the original reserve was not adequate. Management reviewed each contract’s financial performance and identified the future expected losses for these contracts, resulting in an approximate $6,800 (as restated; see following paragraph) increase to the reserve which was charged to cost of contract revenues in the quarter ended September 30, 2007.

Also, as discussed in Note 3 to the Company’s restated consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, the Company subsequently determined that an error was made in the calculation of the reserve for contract losses at September 30, 2007. Specifically, with regard to one of its service contracts, it was assumed that a possible facility expansion would result in higher service fees to the customer, thus eliminating estimated operating losses on this contract beyond 2008. As a result, the Company increased the reserve for contract losses (and the related cost of contract revenues) by approximately $1,800 in the quarter ended September 30, 2007 to correct this error.

Actual losses on the underlying contracts are being charged against the reserve as incurred. Such charges against the reserve totaled approximately $400 and $100 during the first three months of 2008 and 2007, respectively. The reserve for contract losses included in the balance sheet, both short- and long-term, as of March 31, 2008 was $8,745. The changes in the reserve are as follows:

	Three Months Ended March 31,
	2008	2007
Beginning balance	$9,112	$3,725
Additions to contract loss reserve	—	—
Actual contract losses charged against the reserve	(367)	(122)

Ending balance	$8,745	$3,603

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 10—Investment in Empire Water Corporation (Empire)

In May 2007, the Company entered into an agreement to acquire certain water rights and related assets. In December 2007, the Company sold to Empire its rights to purchase certain collective assets from unrelated parties including (a) a canal located in San Bernardino and Riverside counties in Southern California that is approximately 18 miles in length, (b) rights to pump water from the San Bernardino Basin, and (c) other equipment and tangible and intangible personal property of the sellers. As consideration for the sale of these assets, the Company received 6,000,000 shares of Empire common stock, which represents an ownership interest of approximately 32% in Empire as of December 31, 2007 and March 31, 2008.

The Company accounted for the December 2007 transaction under the equity method; therefore under EITF 01-2 the Company recorded a partial gain of approximately $3,100 on the transaction. The Company determined the gain by estimating the fair value of such stock based upon concurrent sales of Empire common stock to third parties, and reducing the fair value by the Company’s ownership interest in Empire. This reduction of approximately $1,500 was recorded as deferred revenue—affiliate on the balance sheet of the Company at December 31, 2007 and March 31, 2008.

In addition, the Company has concluded that the assets sold under the agreement did not constitute the sale of a business as contemplated by EITF 98-3, as the rights conveyed to Empire were not an integrated set of activities and assets conducted and managed for the purpose of providing a return or other economic benefits. The Company also does not believe the transaction was covered under SAB Topic 5.U., as 1) Empire is not a highly leveraged entity, 2) the underlying assets sold to Empire have historically produced cash flows, 3) substantial capital has been raised by Empire from outside investors and 4) the Company does not have any actual or implied commitment to support Empire. According to Empire’s Annual Report on Form 10-K for the year ended June 30, 2008. Empire raised a total of $4,750 in financing through June 2008 and had $1,300 in cash as of June 30, 2008. Empire also disclosed that it intends to raise an additional $16,000 or joint venture its assets with a municipal or financial partner to fully implement its plan of operation. The Company is not aware of any parties obliged to provide Empire with financial support in the future.

As of March 31, 2008, the Company has recorded its investment in Empire at approximately $4,600, while the amount of underlying equity in the net assets of Empire is approximately $3,100. The difference of approximately $1,500 represents the excess of the market value of the Company’s investment in Empire over the Company’s 32% interest in the net assets of Empire. As required under the equity method of accounting, the Company has also recorded $40 of other expense during the three months ended March 31, 2008, which represents the Company’s 32% interest in Empire’s loss for that period.

The quoted market price for Empire’s common stock as of March 26, 2008 was $3.00 per share. To the Company’s knowledge, there have been no significant intervening events relating to Empire since its last available financial statements.

The following tables present summarized information as to the assets, liabilities and results of operations for Empire for the periods indicated.

March 31, 2008
(Unaudited)
Current assets	$1,592
Land and water rights	6,280
Property and equipment, net	1,104
Other assets	300

Total assets	$9,276

Current liabilities	$30
Other liabilities	—
Shareholders’ equity	9,246

Total liabilities and shareholders’ equity	$9,276

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 10—Investment in Empire Water Corporation (Empire) (continued)

Three Months Ended March 31, 2008
(Unaudited)
Revenues	$11
Production costs	3

Gross profit	8

General and administrative expenses	127
Depreciation expense	5

Loss from operations	(124)

Other income	1

Net loss	$(123)

Note 11—Litigation

On October 26, 2007, Veolia Water North America Operating Services, LLC and certain other related parties filed a lawsuit in the United States District Court of the Middle District of Florida, Tampa Division, naming as defendants Basin Water-MPT, Inc. (a wholly owned subsidiary of Basin Water, Inc.) and two of its employees, one of whom is the son of the Company’s President and Chief Executive Officer. Subsequently, the plaintiffs amended their complaint to add as defendants Basin Water, Inc. and Michael M. Stark, the Company’s President and Chief Executive Officer, to the lawsuit. The lawsuit alleges, among other things, certain claims related to trade secrets and unfair trade practices relating to treatment of by-products produced as a result of the phosphate mining industry. In December 2008, this litigation and the underlying disputes were resolved by agreement, resulting in a payment by the Company of $230 with the remainder of the settlement being paid by the Company’s insurer.

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

On January 23, 2008, the Company received a letter dated January 17, 2008, from attorneys representing a purported shareholder demanding that the Company investigate and remedy alleged breaches of fiduciary duty by certain unnamed officers and directors of the Company. In the demand letter, the attorneys allege that the unnamed officers and directors violated their duties to the Company by, among other things, participating in or permitting the Company to issue false and misleading statements regarding its business and financial results giving rise to the above named lawsuits.

On January 31, 2008, Loren Charif, a purported stockholder of the Company, filed a shareholder derivative lawsuit in the Superior Court of the State of California, County of San Bernardino, against certain of the Company’s executive officers and its current directors. The complaint assumes the truth of the aforementioned allegations in the federal securities class action lawsuits and in connection with those allegations alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code pertaining to allegations of improper selling. On November 12, 2008, the Company obtained an order staying this action until a final determination occurs in the Federal Lawsuit. The suit does not state a specific amount of damages.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 11— Litigation (continued)

On or about February 22, 2006, GBM Newco, LLC (“GBM”), filed a lawsuit against the Company, and its then Chief Executive Officer, Peter L. Jensen, in the District Court of El Paso County, Texas. The lawsuit alleged that the defendants breached a certain marketing agreement between the parties. The lawsuit was removed to the United States District Court for the Western District of Texas, and transferred from that court to the United States District Court for the District of Arizona. Thereafter, GBM amended its complaint to add claims for breach of the covenant of good faith and fair dealing and unjust enrichment. On February 13, 2008, this litigation and the underlying disputes were resolved by the Company paying GBM $213 in exchange for a Release of All Claims from GBM, and the litigation was dismissed with prejudice on or about February 28, 2008.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), as amended, which are subject to the “Safe Harbor” created by those sections. Any such forward-looking statements would be contained principally in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2007 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q/A. You should read this Quarterly Report on Form 10-Q/A along with our Annual Report on Form 10-K/A for the year ended December 31, 2007 completely and with the understanding that our actual future results may be materially different from what we expect.

We assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Basin Water, Inc. and its subsidiaries (the Company) design, build and implement systems for the treatment of contaminated groundwater, industrial process water and air streams from municipal and industrial sources. Customers can choose between purchasing the Company’s systems and entering into long-term contracting arrangements for the Company’s systems. The Company also offers long-term contracts for the treatment of water produced from installed treatment systems as well as other water treatment-related services.

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

While we have commenced a number of new initiatives in 2007 and 2008, we continue to derive a significant part of our revenues from our proprietary, ion-exchange, onsite regenerable treatment system. That system reduces groundwater contaminant levels in what we believe is an efficient, flexible and cost-effective manner. Our system produces what we believe are very low waste rates, can meet a wide range of volume requirements and is capable of removing multiple chemical contaminants at a single site. These systems regenerate the resin by using a salt brine solution to remove the contaminants from the resin so that it can be used again in the ion-exchange process. We market these systems to utilities, cities, municipalities, special districts, real estate developers and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants.

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

We make available free of charge through our internet website our press releases, our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q (including this Quarterly Report on Form 10-Q/A), Current Reports on Form 8-K and all other required filings with the Securities and Exchange Commission (SEC) and amendments thereto as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 9302 Pittsburgh Avenue, Suite 210, Rancho Cucamonga, California 91730, and our telephone number is (888) 481-6811. Our website address is www.basinwater.com. The information on our website is neither part of nor incorporated by reference into this Quarterly Report on Form 10-Q/A.

Restatement of Previously Reported Consolidated Financial Information

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to previously reported consolidated financial statements for the years ended December 31, 2007 and 2006 and condensed consolidated financial statements for the quarterly periods ended March 31, 2007 and 2006. See Note 3 to the condensed consolidated financial statements in “Part I – Item 1. Financial Statements” of this report for additional information.

The following tables set forth the effects of the restatement on our previously reported unaudited consolidated statements of operations, balance sheets and statements of cash flows for the periods ended March 31, 2008 and 2007:

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2008
	As Previously Reported	Current Period Adjustments	Notes	As Restated
Revenues
System sales	$1,383	$(319)	b, e	$1,064
Contract revenues	1,605	180	a, e	1,785

Total revenues	2,988	(139)		2,849

Cost of revenues
Cost of system sales	983	(150)	b, e	833
Cost of contract revenues	1,550	(63)	a, d, e	1,487
Depreciation expense	151	48	a	199

Total cost of revenues	2,684	(165)		2,519

Gross profit	304	26		330
Research and development expense	74	—		74
Selling, general and administrative expense	5,729	(84)	c, e	5,645

Loss from operations	(5,499)	110		(5,389)

Other income (expense)
Interest expense	(3)	(38)	a	(41)
Interest income	397	(39)	a	358
Equity in loss of affiliate	(40)	—		(40)
Other income (expense)	2	—		2

Total other income	356	(77)		279

Loss before income taxes	(5,143)	33		(5,110)
Income tax benefit	—	—		—

Loss before noncontrolling interest	(5,143)	33		(5,110)
Less: net income attributable to noncontrolling interest	—	(74)	a	(74)

Net loss	$(5,143)	$(41)	a, b, c, d, e	$(5,184)

Net loss per share:
Basic	$(0.24)	$—		$(0.24)
Diluted	$(0.24)	$—		$(0.24)
Weighted average common shares outstanding:
Basic	21,737	21,737		21,737
Diluted	21,737	21,737		21,737

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2007
	As Previously Reported	Current Period Adjustments	Notes	As Restated
Revenues
System sales	$929	$189	f, h	$1,118
Contract revenues	678	(43)	h	635

Total revenues	1,607	146		1,753

Cost of revenues
Cost of system sales	1,158	152	f	1,310
Cost of contract revenues	630		h	630
Depreciation expense	106	—		106

Total cost of revenues	1,894	152		2,046

Gross loss	(287)	(6)		(293)
Research and development expense	161	—		161
Selling, general and administrative expense	2,337	(117)	g, h	2,220

Loss from operations	(2,785)	111		(2,674)

Other income (expense)
Interest expense	(75)	(299)	g	(374)
Interest income	702	—		702
Other income (expense)	1	—		1

Total other income	628	(299)		329

Loss before income taxes	(2,157)	(188)		(2,345)
Income tax benefit	—	—		—

Net loss	$(2,157)	$(188)	f, g, h	$(2,345)

Net loss per share:
Basic	$(0.11)	$(0.00)		$(0.12)
Diluted	$(0.11)	$(0.00)		$(0.12)
Weighted average common shares outstanding:
Basic	19,700	19,700		19,700
Diluted	19,700	19,700		19,700

CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	March 31, 2008
	As Previously Reported	Cumulative Effect of Prior Period Adjustments	Current Quarter Adjustments	Notes	As Restated
ASSETS
Current assets
Cash and cash equivalents	$27,294	$582	$16	a	$27,892
Accounts receivable, net	2,089	—	—		2,089
Unbilled receivables, net	12,802	(4,086)	883	a, b, e	9,599
Inventory	1,530	(80)	—		1,450
Current portion of notes receivable	512	(338)	(174)	a	—
Prepaid expenses and other	1,217	(70)	(47)	a	1,100

Total current assets	45,444	(3,992)	678		42,130

Property and equipment
Property and equipment	16,458	8,940	74	a, b	25,472
Less: accumulated depreciation	1,917	590	(446)	a	2,061

Property and equipment, net	14,541	8,350	520		23,411

Other assets
Goodwill	8,682	(2,359)	—		6,323
Unbilled receivables, net of current portion	7,981	(4,011)	(1,623)	b	2,347
Notes receivable, net of current portion	2,841	(3,015)	174	a	—
Intangible assets, net	3,176	(948)	84	c, e	2,312
Patent costs, net	2,257	—	—		2,257
Investment in affiliate	4,462	130	—		4,592
Other assets	2,776	—	—		2,776

Total other assets	32,175	(10,203)	(1,365)		20,607

Total assets	$92,160	$(5,845)	$(167)		$86,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,326	$—	$—		$2,326
Current portion of notes payable	—	239	(86)	a	153
Current portion of capital lease obligations	10	—	—		10
Current portion of def revenue and advances	294	—	—		294
Current portion of contract loss reserve	2,055	145	(47)	d	2,153
Accrued expenses and other	3,165	(9)	(66)	a	3,090

Total current liabilities	7,850	375	(199)		8,026
Notes payable, net of current portion	—	113	(1)	a	112
Capital lease obligations, net of current portion	13	—	—		13
Deferred revenue, net of current portion	277	95	—		372
Deferred revenue - affiliate	1,920	(464)	—		1,456
Contract loss reserve, net of current portion	4,900	1,692	—		6,592
Deferred income tax liability	2,268	(2,268)	—		—
Other long-term liabilities	179	—	—		179

Total liabilities	17,407	(457)	(200)		16,750

Noncontrolling interest	—	84	74	a	158

Stockholders’ equity
Common stock	22	—	—		22
Additional paid-in capital	110,961	(161)	—		110,800
Treasury stock	(552)	—	—		(552)
Accumulated deficiency	(35,678)	(5,311)	(41)	a, b, c, d, e	(41,030)

Total stockholders’ equity	74,753	(5,472)	(41)		69,240

Total liabilities and stockholders’ equity	$92,160	$(5,845)	$(167)		$86,148

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2008
	As Previously Reported	Current Period Adjustments	Notes	As Restated
	(Unaudited)
Cash flows from operating activities
Net loss	$(5,143)	$(41)	a, b, c, d, e	$(5,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	462	2	e	464
Stock-based compensation expense	658	(51)	e	607
Amortization of deferred compensation	—	39	e	39
Equity in loss of affiliate	40	—		40
Noncontrolling interest	—	74	a	74
Changes in operating assets and liabilities:
Accounts receivable	(281)	1,359	a	1,078
Unbilled receivables	—	(936)		(936)
Inventory	(475)	—		(475)
Prepaid expenses and other	16	47	a	63
Accounts payable	(1,227)	—		(1,227)
Deferred revenues	9	—		9
Accrued expenses and other	25	(66)	e	(41)
Contract loss reserve	(320)	(47)	d	(367)
Other assets and other liabilities	(1,403)	(201)	e	(1,604)

Net cash used in operating activities	(7,639)	179		(7,460)

Cash flows from investing activities
Purchase of property, plant and equipment	(513)	(74)	b	(587)
Patent costs	(10)	—		(10)

Net cash used in investing activities	(523)	(74)		(597)

Cash flows from financing activities
Repayments of notes payable and capital lease obligations	—	(89)	a	(89)

Net cash used in financing activities	—	(89)		(89)

Net decrease in cash and cash equivalents	(8,162)	16	a, b, c, d	(8,146)
Cash and cash equivalents, beginning of period	35,456	582	a	36,038

Cash and cash equivalents, end of period	$27,294	$598		$27,892

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3	$38		$41

Income taxes	$—	$—		$—

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2007
	As Previously Reported	Current Period Adjustments	Notes	As Restated
	(Unaudited)
Cash flows from operating activities
Net loss	$(2,157)	$(188)	f, g, h	$(2,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	229	(48)	g, h	181
Stock-based compensation expense	401	(96)	h	305
Amortization of deferred compensation	—	49	h	49
Changes in operating assets and liabilities:
Accounts receivable	100	(35)	f, h	65
Unbilled receivables	(334)	(113)	f, h	(447)
Inventory	(53)	—		(53)
Prepaid expenses and other	(244)	—		(244)
Accounts payable	(533)	(40)	h	(573)
Deferred revenues	100	—		100
Accrued expenses and other	(35)	2	h	(33)
Contract loss reserve	—	(122)	h	(122)
Other assets and other liabilities	(16)	400	g, h	384

Net cash used in operating activities	(2,542)	(191)		(2,733)

Cash flows from investing activities
Purchase of property, plant and equipment	(898)	192	f	(706)
Patent costs	(1)	—		(1)

Net cash used in investing activities	(899)	192		(707)

Cash flows from financing activities
Proceeds from employee stock option exercises	98	(1)		97
Repayments of notes payable and capital lease obligations	(6)	—		(6)

Net cash provided by financing activities	92	(1)		91

Net decrease in cash and cash equivalents	(3,349)	—		(3,349)
Cash and cash equivalents, beginning of period	54,567	—		54,567

Cash and cash equivalents, end of period	$51,218	$—		$51,218

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$74	$—		$74

Income taxes	$—	$—		$—

a – As the result of the consolidation of VLC in accordance with the provisions of FIN 46(R), net of elimination entries, as of March 31, 2008: cash and cash equivalents increased by $535, unbilled receivables decreased by $500, the current portion of notes receivable decreased by $512, prepaid expense decreased by $117, property and equipment increased by $3,359, accumulated depreciation increased by $144, long-term notes receivable decreased by $2,841, the current portion of notes payable increased by $267, accrued expenses decreased by $343 and accumulated deficiency increased by $174. Additionally, for the quarter ended March 31, 2008, contract revenues increased by $208, cost of contract revenues increased by $9, depreciation expense increased by $48, gross loss decreased by $151, interest expense increased by $8 and interest income decreased by $39.

b – The correction of errors in the recognition of revenue resulted in a decrease in unbilled receivables of $282, an increase in property and equipment of $174, a decrease in long-term unbilled receivables of $64, an increase in accumulated deficiency of $172 as of March 31, 2008, and a decrease in system sales of $347, a decrease in cost of system sales of $174 and an increase in gross loss of $173 for the quarter ended March 31, 2008.

c – The restatement of amortization expense arising from the fair value of warrants issued to Aqua America in the quarter ended March 31, 2008 resulted in a decrease in selling, general and administrative expense of $73, and corresponding decreases of $73 in both intangible assets and accumulated deficiency as of March 31, 2008.

d – As the result of the correction of an error in the computation of the contract loss reserve in 2007, cost of contract revenues decreased by $47 in the quarter ended March 31, 2008, while the current portion of the contract loss reserve decreased by $47 and accumulated deficiency decreased by $47 as of March 31, 2008.

e – Other adjustments and reclassifications were made for the quarter ended March 31, 2008, which are not considered individually or collectively material, affecting selling, general and administrative expense and accumulated deficiency.

f – The correction of errors in the recognition of revenue resulted in an increase in unbilled receivables of $209, a decrease in property and equipment of $192 and a decrease in accumulated deficiency of $17 as of March 31, 2007, and an increase in system sales of $209, an increase in cost of system sales of $192 and a decrease in gross loss of $17 for the quarter ended March 31, 2007.

g – The restatement of amortization expense arising from the fair value of warrants issued to Aqua America resulted in a $266 decrease in intangible assets and an increase in accumulated deficiency of $226 as of March 31, 2007, and a decrease in selling, general and administrative expense of $73 and an increase in interest expense of $299 for the quarter ended March 31, 2007. In addition, the recognition of the fair value of these warrants over the life of the Aqua America Note resulted in a decrease in intangible assets of $311, a decrease in current portion of long-term debt of $150 and a decrease in paid in capital of $161 as of March 31, 2007.

h – Other adjustments and reclassifications were made for the quarter ended March 31, 2007, which are not considered individually or collectively material, affecting selling, general and administrative expense and accumulated deficiency.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2008 Restated	% of Revenues	2007 Restated	% of Revenues
	(dollars in thousands)
Revenues
System sales	$1,064	37%	$1,118	64%
Contract revenues	1,785	63%	635	36%

Total revenues	2,849	100%	1,753	100%

Cost of revenues
Cost of system sales	833	29%	1,310	75%
Cost of contract revenues	1,487	52%	630	36%
Depreciation expense	199	7%	106	6%

Total cost of revenues	2,519	88%	2,046	117%

Gross profit (loss)	330	12%	(293)	-17%
Research and development expense	74	3%	161	9%
Selling, general and administrative expense	5,645	198%	2,220	127%

Loss from operations	(5,389)	-189%	(2,674)	-153%
Other income	279	10%	329	19%

Loss before income taxes	(5,110)	-179%	(2,345)	-134%
Income tax benefit	—		—

Loss before noncontrolling interest	(5,110)	-179%	(2,345)	-134%
Less: net income attributable to noncontrolling interest	(74)	-3%	—

Net loss	$(5,184)	-182%	$(2,345)	-134%

Three Months Ended March 31, 2008 and 2007

The following table summarizes the significant components of revenues, cost of revenues and gross profit or loss for the three months ended March 31, 2008 compared to the same period in the prior year:

	Three Months Ended March 31,		Increase (Decrease)
	2008 Restated	2007 Restated
	(In thousands)
Revenues:
Large system sales	$—	$615	$(615)
Standard system sales	1,064	503	561
Contract operations	1,785	635	1,150

Total Revenues	2,849	1,753	1,096

Cost of Revenues:
Large system sales	—	920	(920)
Standard system sales	833	390	443
Contract operations	1,854	752	1,102
Net change in contract loss reserve	(367)	(122)	(245)
Depreciation expense	199	106	93

Total Cost of Revenues	2,519	2,046	473

Gross Profit (Loss):
Large system sales	—	(305)	305
Standard system sales	231	113	118
Contract operations	(268)	122	(390)
Net change in contract loss reserve	367	(223)	590

Total Gross Profit (Loss)	$330	$(293)	$623

Revenues

Revenues were $2.8 million and $1.8 million during the three months ended March 31, 2008 and 2007, respectively. Revenues from system sales decreased $0.1 million, or 9%, to $1.0 million in the first quarter of 2008 compared to $1.1 million for the same period in 2007. Contract revenues increased from $0.6 million during the first quarter of 2007 to $1.8 million during the same period of 2008, an increase of $1.2 million, or 200%, as the number of systems placed in service with customers during 2008 increased, as well as the addition of Basin Water – MPT, Inc. (MPT), which contributed $0.7 million to contract revenues for the first quarter of 2008 after its acquisition in mid-September 2007.

Cost of Revenues

Cost of revenues increased by $0.5 million, or 25%, to $2.5 million during the first quarter of 2008 compared to $2.0 million during the same period in 2007. Cost of system sales decreased $0.5 million in the three months ended March 31, 2008 compared to the same period in 2007 despite a much smaller decrease of $0.1 million in system sales. During the first quarter of 2007, we recorded approximately $0.3 million higher than anticipated costs associated with the sale of three of our larger groundwater projects. No similar cost overruns were experienced in the first quarter of 2008.

Operating costs for our contract revenues increased $1.0 million, or 143%, to $1.7 million during the first quarter of 2008 compared to $0.7 million in the comparable period of 2007. Operating costs include salt, waste disposal and field service labor expense. The increase in costs is reflective of additional systems in service in 2008 when compared to 2007, as well as $0.4 million in cost of contract revenues as a result of the acquisition of MPT in September, 2007. Contract revenue operating costs for the first quarter of 2008 and 2007 were partially offset by $0.4 million and $0.1 million, respectively, of charges against the reserves for contract operations losses which had been recorded in prior periods.

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

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007
	(In thousands)
Compensation and benefits	$2,003	$795	$1,208
Severance, consulting and stock-based compensation - former Chairman and CEO	983	—	983
Professional fees	832	458	374
Travel and entertainment	310	116	194
Stock-based compensation expense	261	201	60
Restricted stock expense	250	200	50
Amortization - intangibles	143	—	143
Directors’ fees and public company costs	162	172	(10)
Bad debt expense	153	35	118
Outside selling, marketing & promotion	126	77	49
Insurance	80	78	2
Facility expense	190	—	190
Other SG&A expense	152	88	64

Total SG&A Expense	$5,645	$2,220	$3,425

SG&A expense increased by $3.4 million, or 155%, to $5.6 million during the first quarter of 2008 from $2.2 million during the same period of 2007. The increase was primarily due to higher compensation and benefits costs as we increased our personnel to support our overall growth. SG&A also increased due to costs associated with the resignation of our former Chairman and CEO. Such costs were $1.0 million and included a cash severance payment, stock-based compensation expense associated with options and restricted stock awarded in prior periods, and consulting payments to be made over a two-year period. Stock-based compensation expense recorded in accordance with the provisions of SFAS No. 123(R) increased in the first quarter of 2008 compared to the same period in 2007. We had increased professional expenses in the first quarter of 2008 when compared to 2007, primarily for legal fees. Additionally, we experienced increases in our sales, marketing and promotion expense as our sales force and marketing efforts expanded in late 2007. SG&A expenses included approximately $0.8 million during the first quarter of 2008 as a result of our acquisition of MPT.

Other Income (Expense)

The following table summarizes the significant components of other income and expenses for the quarter ended March 31, 2008 compared to the same period in the prior year.

	Three Months Ended March 31,		Expense (Increase) Decrease
	2008	2007
	(In thousands)
Interest income	$358	$702	$(344)
Interest expense - notes & loans	(41)	(36)	(5)
Equity in loss of affiliate	(40)	—	(40)
Amortization - fair value of warrants	—	(336)	336
Capitalized interest & other	2	(1)	3

Total Other Income	$279	$329	$(50)

Other income was approximately $0.3 million during the first quarters of 2008 and 2007. Interest expense, primarily consisting of the amortization of fair value of warrants outstanding under our Aqua Note, decreased due to the payoff of existing debt in the second quarter of 2007. Meanwhile, since receiving the net proceeds of our initial public offering in mid-May, 2006, we have earned interest income on our invested cash balances. Interest income decreased due to both lower cash balances as we used cash for our operations and lower interest rates on money market funds during the first quarter of 2008 compared to the same period in 2007. Equity in loss of affiliate in the first quarter of 2008 represents our 32% ownership interest in the net loss of Empire Water Corporation under the equity method.

Liquidity and Capital Resources

At March 31, 2008, we had approximately $27.8 million in cash and cash equivalents, including $0.6 million resulting from the consolidation of VL Capital, which funds of VL Capital are not available to us to support our liquidity needs. We have invested substantially all of our available cash balances in money market funds placed with reputable institutions for which credit loss is not anticipated. The following table summarizes our primary sources and uses of cash in the periods presented.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,460)	$(2,733)
Investing activities	(597)	(707)
Financing activities	(89)	91

Net decrease in cash and cash equivalents	$(8,146)	$(3,349)

Operating Activities

Net cash used in operating activities was approximately $7.5 million for the first three months of 2008 compared to net cash used of $2.7 million for the comparable period in 2007. In addition to our net loss of $5.2 million, cash used in operating activities was primarily due to an increase in other assets and liabilities of $1.4 million including approximately $0.9 million of bid bonds, a net decrease in accounts payable of $0.7 million, a $0.4 million increase in inventory, and a $0.4 million decrease in contract loss reserve. For the first three months of 2007, net cash used in operating activities of $2.5 million was primarily due to our net loss of $2.3 million, together with a decrease in accounts payable of $0.6 million.

Investing Activities

Net cash used in investing activities was approximately $0.6 million for the first three months of 2008 and $0.7 million in the same period of 2007. Cash used in investing activities for the first three months of 2008 and 2007 primarily represents capital expenditures for building our treatment systems.

Financing Activities

Net cash provided by financing activities was approximately $0.1 million for the first three months of 2007 for cash received from stock option exercises compared to cash used in financing activities of approximately $0.1 million in the same period of 2008.

Our future capital requirements will depend on many factors, including our level of revenues, the expansion and success of our sales and marketing activities, the success of our strategic relationships in the marketing of our treatment systems, our ability to sell existing systems or place them under long-term contracts and provide service under our long-term contracts and the continued market acceptance of our systems and services.

As of March 31, 2008, our cash and cash equivalents were sufficient to fund our anticipated growth and operations for at least 12 months. We anticipate that we may need additional capital to finance our operations after such 12-month period. In such an event, we would seek to raise additional capital through a combination of bank credit facilities, issuance of long-term debt and private or public debt or equity offerings.

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. These events in the credit markets, as well as deteriorating market conditions, have also had an adverse effect on other financial markets in the United States, including the equity markets, which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. If we were unable to obtain additional capital through one or more of these sources, our ability to continue our operations and grow our revenues may be adversely impacted.

Outstanding Indebtedness

At March 31, 2008, we had no outstanding indebtedness except for approximately $0.3 million of notes payable to a finance company. See Note 8 to our condensed consolidated financial statements for further discussion.

Contractual Obligations

The following table summarizes our known contractual obligations to make future cash payments as of March 31, 2008 as well as an estimate of the periods during which these payments are expected to be made.

Payments Due by Period	Less than 1 Year (2008-2009)	1 to 3 Years (2009-2011)	3 to 5 Years (2012-2013)	More than 5 Years (After 2013)	Total
	(In thousands)
Long-term debt obligations	$153	$11	$44	$57	$265
Capital lease obligations	10	13	—	—	23
Operating lease obligations	777	1,456	557	—	2,790
Capital commitments (1)	715	—	—	—	715
Purchase commitments (2)	—	—	—	—	—

Totals	$1,655	$1,480	$601	$57	$3,793

(1)- Represents estimated costs to complete groundwater treatment systems under current contracts with customers

(2)- There are no minimum purchase arrangements with vendors

Capital Expenditures

Capital expenditures totaled $0.7 million in both the first three months of 2008 and 2007. Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2008, we had no outstanding indebtedness, other than the non-interest bearing notes payable by VL Capital to a financing company (see Note 8 to the condensed consolidated financial statements). The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole, we do not consider it necessary to hedge against currency risk.

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. These events in the credit markets, as well as deteriorating market conditions, have also had an adverse effect on other financial markets in the United States, including the equity markets, which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities.

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

Based upon that evaluation as of March 31, 2008 and the evaluation conducted by management in connection with the audit of the Company’s financial statements for the years ended December 31, 2007 and 2006, we identified material weaknesses in our internal control over financial reporting that still existed as of March 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We believe that these material weaknesses still existed as of March 31, 2008. In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2008 included in this Quarterly Report on Form 10-Q were fairly presented in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2008 are fairly presented in accordance with GAAP.

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

(c) Plan for Remediation of Material Weaknesses

We have implemented a number of changes designed to improve our internal control over financial reporting such as:

•	We hired a new CFO in June 2008;

•	We retained an experienced consultant to assist us in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002;

•	We have developed and are implementing our accounting policies and procedures with enhanced controls surrounding expenditures, cutoff dates and payroll processing and procedures;

•	With respect to revenue recognition, we now require the CFO and either the General Counsel or the CEO to provide written or electronic approval of all sales contracts;

•	We have developed procedures and internal documentation to reduce the risks associated with non-routine transaction documents;

•

We have developed policies and procedures designed to ensure that the appropriate authorized officers receive information regarding proposed transactions on a timely basis prior to execution and approval of such transactions;

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

On October 26, 2007, Veolia Water North America Operating Services, LLC and certain other related parties filed a lawsuit in the United States District Court of the Middle District of Florida, Tampa Division, naming as defendants Basin Water-MPT, Inc. (a wholly owned subsidiary of Basin Water, Inc.) and two of its employees, one of whom is the son of our President and Chief Executive Officer. Subsequently, the plaintiffs amended their complaint to add as defendants Basin Water, Inc. and Michael M. Stark, our President and Chief Executive Officer, to the lawsuit. The lawsuit alleges, among other things, certain claims related to trade secrets and unfair trade practices relating to treatment of by-products produced as a result of the phosphate mining industry. In December 2008, this litigation and the underlying disputes were resolved by agreement, resulting in a payment by us of $230,000 with the remainder of the settlement being paid by our insurer.

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

On January 31, 2008, Loren Charif, a purported stockholder of our company, filed a shareholder derivative lawsuit in the Superior Court of the State of California, County of San Bernardino, against certain of our executive officers and our current directors. The complaint assumes the truth of the aforementioned allegations in the federal securities class action lawsuits and in connection with those allegations alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code pertaining to allegations of improper selling. On November 12, 2008, we obtained an order staying this action until a final determination occurs in the Federal Lawsuit. The suit does not state a specific amount of damages.

On or about February 22, 2006, GBM Newco, LLC (GBM), filed a lawsuit against Basin Water, Inc. (Basin), and its then Chief Executive Officer, Peter L. Jensen, in the District Court of El Paso County, Texas. The lawsuit alleged that the defendants breached a certain marketing agreement between the parties. The lawsuit was removed to the United States District Court for the Western District of Texas, and transferred from that court to the United States District Court for the District of Arizona. Thereafter, GBM amended its complaint to add claims for breach of the covenant of good faith and fair dealing and unjust enrichment. On February 13, 2008, this litigation and the underlying disputes were resolved by Basin Water, Inc. paying GBM $212,500 in exchange for a Release of All Claims from GBM, and the litigation was dismissed with prejudice on or about February 28, 2008.

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

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our recently filed Annual Report on Form 10-K/A for the year ended December 31, 2007. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K/A, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in our Annual Report on Form 10-K/A could harm our business, financial condition, results of operations or growth prospects.

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

On or about February 22, 2006, GBM Newco, LLC (“GBM”), filed a lawsuit against Basin Water, Inc., and its then Chief Executive Officer, Peter L. Jensen, in the District Court of El Paso County, Texas. The lawsuit alleged that the defendants breached a certain marketing agreement between the parties. The lawsuit was removed to the United States District Court for the Western District of Texas, and transferred from that court to the United States District Court for the District of Arizona. Thereafter, GBM amended its complaint to add claims for breach of the covenant of good faith and fair dealing and unjust enrichment. On February 13, 2008, this litigation and the underlying disputes were resolved by Basin Water, Inc. paying GBM $212,500 in exchange for a Release of All Claims from GBM, and the litigation was dismissed with prejudice on or about February 28, 2008. A copy of the Release of All Claims is filed herewith as Exhibit 10.35.

Item 6.	Exhibits

10.35	Release of All Claims dated February 13, 2008 between the Registrant and GBM Newco, LLC (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 10, 2009	BY:	/s/ W. CHRISTOPHER CHISHOLM
W. Christopher Chisholm
Chief Financial Officer
(Principal Financial and Accounting Officer)