Form 10-Q
period 2008-06-30
Basin Water, Inc.
filed 2009-02-10
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

BASIN WATER, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)	Restated
ASSETS
Current assets
Cash and cash equivalents	$23,485	$36,038
Accounts receivable, net of $156 and $92 allowance for doubtful accounts	2,766	3,167
Unbilled receivables, net of $208 and $208 allowance for doubtful accounts	2,637	7,357
Inventory, net of $79 and $79 reserve	1,367	975
Prepaid expenses and other	791	1,163

Total current assets	31,046	48,700

Property and equipment
Property and equipment	28,611	24,885
Less: accumulated depreciation	2,865	2,235

Property and equipment, net	25,746	22,650

Other assets
Goodwill	6,323	6,323
Long-term receivable	4,727	—
Unbilled receivables, net of current portion	2,411	3,653
Intangible assets, net	2,157	2,468
Patent costs, net	2,262	2,274
Investment in affiliate	4,260	4,632
Other assets	1,851	1,667

Total other assets	23,991	21,017

Total assets	$80,783	$92,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,471	$3,553
Current portion of notes payable	56	239
Current portion of capital lease obligations	10	11
Current portion of deferred revenue and advances	232	266
Current portion of contract loss reserve	2,057	2,109
Accrued expenses and other	3,321	3,131

Total current liabilities	8,147	9,309
Notes payable, net of current portion	111	113
Capital lease obligations, net of current portion	10	15
Deferred revenue, net of current portion	407	391
Deferred revenue - affiliate	1,456	1,456
Contract loss reserve, net of current portion	6,399	7,003
Other long-term liabilities	179	179

Total liabilities	16,709	18,466

Noncontrolling interest	251	84

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value - 100,000,000 shares authorized, 22,205,843 and 21,948,704 shares issued and outstanding	22	22
Additional paid-in capital	111,357	110,193
Treasury stock	(552)	(552)
Accumulated deficiency	(47,004)	(35,846)

Total stockholders’ equity	63,823	73,817

Total liabilities and stockholders’ equity	$80,783	$92,367

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007 Restated	2008	2007 Restated
	(Unaudited)		(Unaudited)
Revenues
System sales	$874	$996	$1,938	$2,114
Contract revenues	2,235	1,215	4,020	1,850

Total revenues	3,109	2,211	5,958	3,964

Cost of revenues
Cost of system sales	997	1,522	1,830	2,873
Cost of contract revenues	2,290	1,152	3,777	1,741
Depreciation expense	199	98	398	204

Total cost of revenues	3,486	2,772	6,005	4,818

Gross loss	(377)	(561)	(47)	(854)

Research and development expense	145	85	219	246
Selling, general and administrative expense	5,053	2,400	10,698	4,620

Loss from operations	(5,575)	(3,046)	(10,964)	(5,720)

Other income (expense)
Interest expense	(104)	(174)	(145)	(548)
Interest income	243	723	601	1,425
Equity in loss of affiliate	(440)	—	(480)	—
Other income (expense)	(5)	—	(3)	1

Total other income	(306)	549	(27)	878

Loss before income taxes	(5,881)	(2,497)	(10,991)	(4,842)
Income tax benefit	—	—	—	—

Loss before noncontrolling interest	(5,881)	(2,497)	(10,991)	(4,842)
Less: net income attributable to noncontrolling interest	(93)	—	(167)	—

Net loss	$(5,974)	$(2,497)	$(11,158)	$(4,842)

Net loss per share:
Basic	$(0.27)	$(0.12)	$(0.51)	$(0.25)
Diluted	$(0.27)	$(0.12)	$(0.51)	$(0.25)

Weighted average common shares outstanding:
Basic	21,775	19,708	21,756	19,703
Diluted	21,775	19,708	21,756	19,703

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficiency	Totals
	Shares	Amount
Balance - December 31, 2007 (Restated)	21,949	$22	$110,193	$(552)	$(35,846)	$73,817
Stock options exercised	29	—	25	—	—	25
Stock-based compensation expense	—	—	1,139	—	—	1,139
Deferred stock compensation	228	—	—	—	—	—
Net loss	—	—	—	—	(11,158)	(11,158)

Balance - June 30, 2008	22,206	$22	$111,357	$(552)	$(47,004)	$63,823

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Six Months Ended June 30,
	2008	2007 Restated
	(Unaudited)
Cash flows from operating activities
Net loss	$(11,158)	$(4,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,002	463
Stock-based compensation expense	1,139	1,087
Amortization of deferred compensation	79	98
Bad debt expense	218	35
Equity in loss of affiliate	480	—
Net income attributable to noncontrolling interest	167	—
Changes in operating assets and liabilities:
Accounts receivable	183	(794)
Unbilled receivables	1,235	3,156
Inventory	(392)	(84)
Prepaid expenses and other	372	(445)
Accounts payable	(1,082)	184
Deferred revenues	215	215
Accrued expenses and other	190	(863)
Contract loss reserve	(656)	(413)
Other assets and other liabilities	(718)	185

Net cash used in operating activities	(8,726)	(2,018)

Cash flows from investing activities
Purchase of property, plant and equipment	(3,645)	(2,162)
Patent costs	(16)	(94)

Net cash used in investing activities	(3,661)	(2,256)

Cash flows from financing activities
Proceeds from stock option exercises	25	98
Proceeds from notes payable	—	500
Repayments of notes payable and capital lease obligations	(191)	(2,027)

Net cash used in financing activities	(166)	(1,429)

Net decrease in cash and cash equivalents	(12,553)	(5,703)
Cash and cash equivalents, beginning of period	36,038	54,567

Cash and cash equivalents, end of period	$23,485	$48,864

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$145	$109

Income taxes	$—	$—

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

The Company markets its treatment systems and services primarily to utilities, cities, municipalities, special districts, real estate developers, investor-owned utilities and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants. The Company markets its treatment systems and services through its direct sales force, independent contractors and strategic relationships.

On September 14, 2007, the Company completed the acquisition of Mobile Process Technology Co. (MPT), a provider of technology and services to the water and wastewater treatment and industrial process markets. This acquisition extended the Company’s capabilities including expanded technological solutions, geographic presence and customer base. Additional services the Company can now provide as a result of the acquisition include: (1) central regeneration for ion-exchange, in which the Company replaces the resin vessel on a periodic basis and regenerates the resin offsite, (2) smaller ion-exchange systems permitting the servicing of low-flow wells, and (3) technologies to treat process water and to provide resource recovery from wastewater. The Company now also has the ability to service and treat smaller capacity water systems.

In 2007, the Company entered into transactions with respect to the sale of water treatment systems to two special purpose entities (VL Capital, or VLC and Water Services Solutions, or WSS) that were to be funded by third-party financial institutions. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities – Deferral for Certain Interests, Revised December 2003 (FIN 46(R)), the Company has concluded that the financial statements of VLC and WSS should be consolidated with those of the Company. Accordingly, the Company’s condensed consolidated financial statements for the periods presented herein include these entities.

The Company restated its previously reported consolidated financial statements for the years ended December 31, 2007 and 2006 and the quarterly periods therein, as well as the quarter ended March 31, 2008. See Notes 3 and 4 to the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 and Note 3 to the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2008.

Note 2—Summary of Significant Accounting Policies

Interim Consolidated Financial Statements

The interim consolidated financial statements for the three and six-month periods ended June 30, 2008 and 2007 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934 (the Exchange Act) as prescribed by the Securities and Exchange Commission (SEC). As such, certain disclosures which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements have been omitted. This Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the June Report) should be read in concert with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 (the Restated 2007 Annual Report), which contains the Company’s restated audited consolidated financial statements for the year ended December 31, 2007.

The interim financial information for the three and six-month periods ended June 30, 2008 and 2007 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in the June Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (US GAAP) for audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial information.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues and expense, and related disclosures. Accordingly, actual results could differ from those estimates.

Certain reclassifications have been made to the prior year financial statement presentation to conform to the current year presentation.

Inventory

Inventory consists primarily of raw materials and supplies used in the fabrication of the Company’s groundwater treatment systems, as well as the reprocessing and conditioning of resins. Inventory items are stated at the lower of cost on a first-in, first-out (FIFO) basis or market. Inventory that is no longer usable as a system component is considered obsolete. A reserve for slow-moving inventory is maintained as appropriate.

Revenue Recognition and Fluctuation

As described in the Company’s Restated 2007 Annual Report, the Company recognizes revenues either from the sale of a system or as recurring revenues from the lease of a system. In addition, the Company also recognizes recurring revenues from long-term contracts for the treatment of the water produced from installed treatment systems or by providing other services for the processing of water and other water treatment-related services. These revenues are also referred to as service revenues.

The Company’s revenues vary from period to period, because customers may choose between purchasing groundwater treatment systems and entering into long-term contract arrangements for groundwater treatment systems. If a customer chooses to purchase a system, revenues are recognized over a much shorter period of time, generally within two or three quarters, than for the same system if the customer chooses a long-term contract arrangement. Revenues tend to be higher in periods in which sales rather than long-term lease and services contracts occur. In addition, service revenues tend to be higher in warmer, dryer weather when treated water is at a high demand. The results of operations for the first six months of 2008 are not necessarily predictive of the remaining six months of the year. The timing and amount of revenues from system sales in a given period can be unpredictable and relatively inconsistent, and are dependent on such factors as the duration of the sales cycle (which varies from customer to customer), size and number of water treatment systems included in the sale, and whether the equipment is sold or leased.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 becomes effective in the third quarter of 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, which requires enhanced disclosures for derivative and hedging activities. SFAS No. 161 becomes effective in the first quarter of 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

Other than the above, there have been no recent accounting pronouncements issued which would impact the Company’s consolidated financial statements following the filing of the Company’s 2007 Restated Annual Report.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

Impact of Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a single authoritative definition of fair value, sets out a framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The Company was required to adopt SFAS No. 157 for its fiscal year beginning on January 1, 2008, prospectively applied, except for the provisions of SFAS No. 157 relating to nonfinancial instruments, which will be required to be adopted by the Company for its fiscal year beginning January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

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

A valuation of MPT’s property and intangible assets was finalized during the second quarter of 2008. The following table presents the fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 3—Acquisition (continued)

As of June 30, 2008, approximately $1,250 of the cash portion of the purchase price remained in an escrow account as a reserve for unidentified liabilities of the acquired business, which is included in goodwill. This balance was subsequently released in full to the former shareholders of MPT.

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

Acquired intangible assets consist of a covenant not to compete in the amount of $322 (three year useful life), trade name in the amount of $180 (two year useful life), service agreements and contracts in the amount of $1,355 (six year useful life), customer relationships in the amount of $569 (15 year useful life) and patents in the amount of $1,812 (17 year useful life). The excess of the net purchase price over the estimated fair value of assets acquired was approximately $6,400 which was recorded as non-tax deductible goodwill.

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

The Company incurred net losses for the three and six-month periods ended June 30, 2008 and 2007, respectively. No stock options and approximately 109,000 warrants have been excluded from the computation of diluted EPS for the three months ended June 30, 2008, and approximately 123,000 stock options and 262,000 warrants have been excluded from the computation of diluted EPS for the six months ended June 30, 2008 due to the antidilutive effect of such common stock equivalents. Likewise, approximately 430,000 stock options, 248,000 shares of unvested stock and 608,000 warrants have been excluded from the computation of diluted EPS for the three months ended June 30, 2007, and approximately 428,000 stock options, 221,000 shares of unvested stock and 612,000 warrants have been excluded from the computation of diluted EPS for the six months ended June 30, 2007, due to the antidilutive effect of such common stock equivalents.

In addition, approximately 1,142,000 stock options and 313,000 warrants have been excluded from the computation of diluted EPS for both the three and six month periods ended June 30, 2008, and approximately 419,000 stock options and 50,000 warrants have been excluded from the computation of diluted EPS for the three and six month periods ended June 30, 2007, as the exercise prices of such options and warrants were higher than the weighted average price of the Company’s common stock during those periods.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 4—Earnings Per Share (continued)

The following tables contain a reconciliation of the numerators (net loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net loss per share

Numerator:
Net loss applicable to common shares	$(5,974)	$(2,497)	$(11,158)	$(4,842)

Denominator:
Weighted average common shares outstanding	21,775	19,708	21,756	19,703

Net loss per common share	$(0.27)	$(0.12)	$(0.51)	$(0.25)

Net loss per share - assuming dilution

Numerator:
Net loss applicable to common shares	$(5,974)	$(2,497)	$(11,158)	$(4,842)

Denominator:
Weighted average common shares outstanding	21,775	19,708	21,756	19,703

Net loss per common share - diluted	$(0.27)	$(0.12)	$(0.51)	$(0.25)

The Company incurred net losses in the three- and six-month periods ended June 30, 2008 and 2007. The impact of common stock equivalents has been excluded from the computation of diluted EPS because the effect on net loss per-share is anti-dilutive.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

In no event shall the number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2006 Plan exceed an aggregate of 12,500,000 shares. The number of total shares of common stock that may be issued under the 2006 Plan automatically increased to 4,495,383 and 3,495,383 shares as of January 1, 2008 and 2007, respectively.

Options under the plan are issued with an exercise price equal to the closing price of the Company’s stock on the date of the grant. Option grants generally vest over three years, with one-third of the shares subject to the option vesting on each of the first, second and third anniversaries of the grant date and expire 10 years from the date of grant. Options granted to directors generally vest on the first anniversary of the grant date.

Cheap Stock Amortization

Prior to becoming a publicly traded company in May 2006, the Company granted stock options with exercise prices equal to the estimated fair value of its common stock. However, to the extent that the deemed fair value of the common stock exceeded the exercise price of stock options on the grant date the Company recorded deferred stock-based compensation expense and amortizes the expense over the vesting period of the options. The fair value of the Company’s common stock was determined by the Board. In the absence of a public trading market for the Company’s common stock, the Board considered both objective and subjective factors in determining the fair value of the Company’s common stock and related stock options. Consistent with the guidance provided by the American Institute of Certified Public Accountants in its Technical Practice Aid (TPA) entitled The Valuation of Privately Held Company Equity Securities Issued as Compensation, such considerations included, but were not limited to, the following factors:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

Pursuant to FASB Interpretation (FIN) No. 28, the Company is amortizing these deferred compensation amounts using the straight-line attribution method over the vesting period of the options, which is generally three years. As a result of the amortization of the deferred compensation amounts, the Company recorded $79 and $98 of non-cash stock-based compensation expense for the six-month periods ended June 30, 2008 and 2007, respectively.

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

The fair value of each option grant during the three and six month periods ended June 30, 2008 and 2007 was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected option term in years	5.5 to 6.5	5.5	5.5 to 6.5	5.0 to 6.5
Risk free interest rate	4.5%	4.5%	4.5%	4.5% to 4.8%
Expected volatility	28.4%	26.9%	28.4%	26.9% to 29.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The estimated forfeiture rates for stock option grants during the three- and six-month periods ended June 30, 2008 and 2007 were 9.0% and 8.0%, respectively.

The expected option term in years was calculated using an average of the vesting period and the option term, in accordance with the “simplified method” for “plain vanilla” stock options allowed under Staff Accounting Bulletin (SAB) No. 110.

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2008 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2007	1,710	$5.85
Granted	518	4.71
Exercised	(29)	0.83
Forfeited	(26)	4.81

Options outstanding at June 30, 2008	2,173	$5.75

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2008:

(In thousands, except exercise prices and years)	Outstanding	Exercisable
Number of shares	2,173	908
Weighted average remaining contractual life in years	7.8	5.9
Weighted average exercise price per share	$5.75	$4.04
Aggregate intrinsic value (at June 30, 2008 closing price of $4.68 per share)	$1,088	$1,005

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing price as of June 30, 2008 and the exercise price multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on June 30, 2008. This amount will vary as the Company’s stock price varies.

The weighted average grant-date fair value of options granted by the Company during the six months ended June 30, 2008 was $1.81 per share.

Compensation expense arising from grants of stock options was $555 and $292 during the six months ended June 30, 2008 and 2007, respectively. Such expense was classified as selling, general and administrative expense.

As of June 30, 2008, approximately $1,791 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.2 years. The total fair value of options vested during the six months ended June 30, 2008 and 2007 was $255 and $126, respectively, which was included in selling, general and administrative expense.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

Stock options outstanding and exercisable at June 30, 2008, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $1.33	218	$1.03	3.2 yrs	218	$1.03
$4.00 - $4.29	455	$4.04	7.2 yrs	308	$4.00
$5.00	677	$5.00	8.6 yrs	276	$5.00
$6.79 - $9.00	718	$7.88	8.8 yrs	106	$7.81
$9.87 - $12.29	105	$11.33	9.1 yrs	—

	2,173	$5.75	7.8 yrs	908	$4.04

The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $99 and $0, respectively.

Non-vested Stock

Under the 2006 Equity Plan, the Company has granted non-vested stock to management, officers and directors, which is subject only to a service condition. In general, such non-vested stock vests over three years for management and officers, and one year for directors. The total cumulative number of shares of non-vested stock granted under the 2006 Equity Plan through June 30, 2008 is 510,514 of which 110,457 shares had vested as of June 30, 2008.

The fair value of non-vested stock is measured at the date of grant based upon the closing price of the Company’s common stock on that date, and such fair value is recognized as stock-based compensation expense over the requisite vesting period. Compensation expense arising from grants of non-vested stock during the six months ended June 30, 2008 and 2007 was $568 and $391, respectively, which was included in selling, general and administrative expense. As of June 30, 2008, approximately $1,942 of unrecognized compensation expense related to non-vested stock grants is expected to be recognized over a weighted average period of 1.5 years.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 6—Goodwill and Intangible Assets

As described in Note 3, the carrying amount of goodwill as of June 30, 2008 and December 31, 2007 was $6,323.

Net intangible assets are as shown in the following table as of the dates indicated:

	June 30, 2008	December 31, 2007
Deferred stock based compensation	$76	$157
Service agreements and contracts	1,355	1,355
Customer relationships	569	569
Covenant not to compete	322	322
Trade name	180	180
Accumulated amortization	(346)	(115)

Intangible assets, net	$2,156	$2,468

The amortization periods of intangible assets are as follows: patents—17 years, customer relationships—15 years; covenant not to compete—three years; trade name—two years; service agreements and contracts—six years; deferred stock-based compensation—three years; and fair value of warrants issued to a joint venture partner—five years.

Note 7—Notes Payable

In June 2007, the Company sold 10 of its water treatment systems to a special purpose entity, VL Capital (VLC). The total sales price was $3,853, existing of $500 in cash to be paid to the Company plus 72 monthly installments of $56 beginning April 2008, with a net present value of $3,353, calculated using an imputed interest rate of 5.0% per annum.

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

	June 30, 2008	December 31, 2007
Note payable to a financing company, non-interest bearing, imputed interest rate of 68.9% per annum payable in 80 monthly installments beginning on August 1, 2008 and ending on March 1, 2014	$167	$352
Less: current portion of notes payable	(56)	(239)

Notes payable, net of current portion	$111	$113

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 8—Contract Loss Reserve

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

Also, as discussed in Note 3 to the Company’s restated consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, the Company subsequently determined that an error was made in the calculation of the reserve for contract losses at September 30, 2007. Specifically, with regard to one of its service contracts it was assumed that a possible facility expansion would result in higher service fees to the customer, thus eliminating estimated operating losses on this contract beyond 2008. As a result, the Company increased the reserve for contract losses (and the related cost of contract revenues) by approximately $1,800 in the quarter ended September 30, 2007 to correct this error.

Actual losses on the underlying contracts are being charged against the reserve as incurred. Such charges against the reserve totaled approximately $700 and $400 during the first six months of 2008 and 2007, respectively. The reserve for contract losses included in the balance sheet, both short- and long-term, as of June 30, 2008 was $8,456. The changes in the reserve are as follows:

	Six Months Ended June 30,
	2008	2007
Beginning balance	$9,112	$3,725
Additions to contract loss reserve	40	—
Actual contract losses charged against the reserve	(696)	(412)

Ending balance	$8,456	$3,313

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 10—Investment in Empire Water Corporation (Empire)

In May 2007, the Company entered into an agreement to acquire certain water rights and related assets. In December 2007, the Company sold to Empire its rights to purchase certain collective assets from unrelated parties including (a) a canal located in San Bernardino and Riverside counties in Southern California that is approximately 18 miles in length, (b) rights to pump water from the San Bernardino Basin, and (c) other equipment and tangible and intangible personal property of the sellers. As consideration for the sale of these assets, the Company received 6,000,000 shares of Empire common stock, which represents an ownership interest of approximately 32% in Empire as of December 31, 2007 and June 30, 2008.

The Company accounted for the December 2007 transaction under the equity method; therefore under EITF 01-2 the Company recorded a partial gain of approximately $3,100 on the transaction. The Company determined the gain by estimating the fair value of such stock based upon concurrent sales of Empire common stock to third parties, and reducing the fair value by the Company’s ownership interest in Empire. This reduction of approximately $1,500 was recorded as deferred revenue—affiliate on the balance sheet of the Company at December 31, 2007 and June 30, 2008.

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

As of June 30, 2008, the Company has recorded its investment in Empire at approximately $4,600, while the amount of underlying equity in the net assets of Empire is approximately $3,100. The difference of approximately $1,500 represents the excess of the market value of the Company’s investment in Empire over the Company’s 32% interest in the net assets of Empire. As required under the equity method of accounting, the Company has also recorded $40 of other expense during the three months ended June 30, 2008, which represents the Company’s 32% interest in Empire’s loss for that period.

The quoted market price for Empire’s common stock as of June 28, 2008 was $3.00 per share. To the Company’s knowledge, there have been no significant intervening events relating to Empire since its last available financial statements.

The following tables present summarized information as to the assets, liabilities and results of operations for Empire for the periods indicated:

June 30 2008
(Unaudited)
Current assets	$1,367
Land and water rights	3,870
Property and equipment, net	4,388
Other assets	100

Total assets	$9,725

Current liabilities	$100
Other liabilities	—
Shareholders’ equity	9,625

Total liabilities and shareholders’ equity	$9,725

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 10—Investment in Empire Water Corporation (Empire) (continued)

Year Ended June 30, 2008
(Unaudited)
Revenues	$33
Production costs	49

Gross profit	(16)
General and administrative expenses	1,500
Depreciation expense	1

Loss from operations	(1,517)
Other income	7

Net loss	$(1,510)

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 11—Litigation (continued)

From time to time, the Company is involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which management believes are not material to the conduct of the Company’s business. With respect to these ordinary matters, management believes that the Company has adequate insurance coverage or has made adequate accurals for expected costs, and the Company may also have effective legal defenses.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act (the Exchange Act) of 1934, as amended, which are subject to the “Safe Harbor” created by those sections. Any such forward-looking statements would be contained principally in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2007 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q along with our Annual Report on Form 10-K/A for the year ended December 31, 2007 completely and with the understanding that our actual future results may be materially different from what we expect.

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

Overview

Basin Water. Inc. and its subsidiaries (the Company) design, build and implement systems for the treatment of contaminated groundwater, industrial process water and air streams from municipal and industrial sources. Customers can choose between purchasing the Company’s systems and entering into long-term contracting arrangements for the Company’s systems. The Company also offers long-term contracts for the treatment of water produced from installed treatment systems as well as other water treatment-related services.

In 2007 and the first six months of 2008, we derived most of our revenues from designing, assembling and servicing our proprietary ion-exchange systems for the treatment of contaminated groundwater for use as drinking water. Also, in 2007, we launched major initiatives, both external and internal, to facilitate our transformation into a water services company focused on development of our technology+services business model. Using this model, we seek opportunities to combine proprietary or specialized technologies with long-term relationships built through performance-based service agreements to meet groundwater treatment, industrial water and wastewater treatment and resource recovery needs. By expanding the array of technologies we offer through our technology+services model beyond our proprietary ion-exchange technology, we believe we can expand the potential pool of customers, markets and geographic areas for our services.

While we have commenced a number of new initiatives in 2007 and 2008, we continue to derive a significant part of our revenues from selling and servicing our proprietary, ion-exchange, onsite regenerable treatment system. That system reduces groundwater contaminant levels in what we believe is an efficient, flexible and cost-effective manner. Our system produces what we believe are very low waste rates, can meet a wide range of volume requirements and is capable of removing multiple chemical contaminants at a single site. These systems regenerate the resin by using a salt brine solution to remove the contaminants from the resin so that it can be used again in the ion-exchange process. We market these systems to utilities, cities, municipalities, special districts, real estate developers, investor-owned utilities and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants.

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

The Company restated its previously reported consolidated financial statements for the years ended December 31, 2007 and 2006 and the quarterly periods therein, as well as the quarterly period ended March 31, 2008. See Notes 3 and 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 and Note 3 to the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2008.

We make available free of charge through our internet website our press releases, our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q (including this Quarterly Report on Form 10-Q), Current Reports on Form 8-K and all other required filings with the Securities and Exchange Commission (SEC) and amendments thereto as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 9302 Pittsburgh Avenue, Suite 210, Rancho Cucamonga, California 91730, and our telephone number is (888) 481-6811. Our website address is www.basinwater.com. The information on our website is neither part of nor incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in thousands of dollars and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	% of Revenues	2007 Restated	% of Revenues	2008	% of Revenues	2007 Restated	% of Revenues
	(dollars in thousands)				(dollars in thousands)
Revenues
System sales	$874	28%	$996	45%	$1,938	33%	$2,114	53%
Contract revenues	2,235	72%	1,215	55%	4,020	67%	1,850	47%

Total revenues	3,109	100%	2,211	100%	5,958	100%	3,964	100%

Cost of revenues
Cost of system sales	997	32%	1,522	69%	1,830	31%	2,873	72%
Cost of contract revenues	2,290	74%	1,152	52%	3,777	63%	1,741	44%
Depreciation expense	199	6%	98	4%	398	7%	204	5%

Total cost of revenues	3,486	112%	2,772	125%	6,005	101%	4,818	122%

Gross loss	(377)	-12%	(561)	-25%	(47)	-1%	(854)	-22%
Research and development expense	145	5%	85	4%	219	4%	246	6%
Selling, general and administrative expense	5,053	163%	2,400	109%	10,698	180%	4,620	117%

Loss from operations	(5,575)	-179%	(3,046)	-138%	(10,964)	-184%	(5,720)	-144%
Other income	(306)	-10%	549	25%	(27)	0%	878	22%

Loss before income taxes	(5,881)	-189%	(2,497)	-113%	(10,991)	-184%	(4,842)	-122%
Income tax benefit	—		—		—		—

Loss before noncontrolling interest	(5,881)	-189%	(2,497)	-113%	(10,991)	-184%	(4,842)	-122%
Less: net income attributable to noncontrolling interest	(93)	-3%	—	0%	(167)	-3%	—	0%

Net loss	$(5,974)	-192%	$(2,497)	-113%	$(11,158)	-187%	$(4,842)	-122%

Three Months Ended June 30, 2008 and 2007

The following table summarizes the significant components of revenues, cost of revenues and gross profit or loss for the three months ended June 30, 2008 compared to the same period in the prior year:

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007
	(In thousands)
Revenues:
Large system sales	$—	$1,160	$(1,160)
Standard system sales	874	(163)	1,037
Contract operations	2,235	1,214	1,021

Total Revenues	3,109	2,211	898

Cost of Revenues:
Large system sales	—	1,599	(1,599)
Standard system sales	997	(77)	1,074
Contract operations	2,578	1,442	1,136
Net change in contract loss reserve	(288)	(290)	2
Depreciation expense	199	98	101

Total Cost of Revenues	3,486	2,772	714

Gross Profit (Loss):
Large system sales	—	(439)	439
Standard system sales	(123)	(86)	(37)
Contract operations	(542)	(326)	(216)
Net change in contract loss reserve	288	290	(2)

Total Gross Loss	$(377)	$(561)	$184

Revenues

Revenues were $3.1 million and $2.2 million during the three months ended June 30, 2008 and 2007, respectively. Revenues from system sales decreased $0.1 million, or 10% to $0.9 million in the second quarter of 2008 when compared to the same period in 2007. Contract revenues increased from $1.2 million during the second quarter of 2007 to $2.2 million during the same period of 2008, an increase of $1.0 million, or 83% as two large systems were placed in service with customers during late 2007. In addition, we acquired MPT in September 2007, which contributed $0.7 million of system sales and $0.5 million of contract operations revenues for the second quarter of 2008.

Cost of Revenues

Cost of revenues decreased by $0.7 million, or 25% to $3.5 million during the second quarter of 2008 compared to $2.8 million during the same period in 2007. Cost of system sales decreased $0.5 million in the second quarter of 2008 when compared to the same period in 2007.

The aforementioned decrease in the cost of system sales was offset by an increase of $1.1 million in the cost of contract revenues from $1.5 million in the second quarter of 2007 to $2.6 million in the second quarter of 2008. During the second quarter of 2008, we recorded expense of $0.4 million for estimated damages to a system which resulted from an accident. The acquisition of MPT contributed $0.4 million to the cost of contract revenues in the second quarter of 2008.

Operating costs include salt, waste disposal and field service labor expense. The 2008 increase in cost is reflective of two large systems that were placed in service in late 2007, as well as the general increases in costs for labor and supplies. Contract revenue operating costs for the second quarter of 2008 and 2007 were partially offset by $0.3 million and $0.3 million, respectively, of charges against the reserves for contract operations losses which had been recorded in prior periods.

Gross Profit (Loss)

We recorded gross loss of $0.4 million during the second quarter of 2008 compared to a gross loss of $0.6 million during the second quarter of 2007. Our system sales gross loss decreased by $0.4 million in the second quarter of 2008 from $0.5 million gross loss in the second quarter of 2007 to a $0.1 million gross loss for the same period in 2008. The gross loss on system sales was attributable to cost overruns on two large projects. Meanwhile, our contract operations gross loss increased to $0.5 million in the second quarter of 2008 compared to $0.3 million in the comparable period of 2007. Our contract operations gross loss was impacted by higher volume-related contract operating costs, increased field service labor, and engineering expense, in addition to the increases in cost of revenues as described above.

Selling, General and Administrative Expense

The following table summarizes the significant components of selling, general and administrative (SG&A) expense for the three months ended June 30, 2008 compared to the same period in the prior year.

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007
	(In thousands)
Compensation and benefits	$2,125	$743	$1,382
Professional fees	650	295	355
Travel and entertainment	319	145	174
Stock-based compensation expense	300	194	106
Restricted stock expense	267	191	76
Amortization–intangibles	157	6	151
Directors’ fees and public company costs	439	280	159
Bad debt expense	65	35	30
Outside selling, marketing & promotion	390	376	14
Facility costs	202	33	169
Insurance	90	85	5
Other SG&A expense	49	17	32

Total SG&A Expense	$5,053	$2,400	$2,653

SG&A expense increased by $2.6 million, or 108%, to $5.1 million during the second quarter of 2008 from $2.4 million during the same period of 2007. The increase was primarily due to higher compensation, benefits, and travel costs reflective of the increase in personnel supporting our operations. We had increased professional expense in the second quarter of 2008 when compared to the same period in 2007, primarily for legal fees resulting from shareholder litigation and related investigations. Stock-based compensation, including restricted stock expense, was recorded in accordance with the provisions of SFAS No. 123(R) and increased in the second quarter of 2008 compared to 2007 because of stock options granted at the end of 2007 and early 2008, and restricted stock and stock options granted to our directors in May, 2008. The above increases in SG&A expense were partially offset by a decrease in our outside sales, marketing and promotion expense. In the prior year, we relied primarily on outside sales and marketing consultants. In late 2007, we expanded our sales force and, in the second quarter of 2008, we terminated outside sales and marketing consultants. As a result, our external marketing expense decreased. SG&A expense included approximately $0.8 million during the second quarter of 2008 as a result of our acquisition of MPT in September 2007. The MPT acquisition accounted for approximately $0.5 million of the increase in compensation and benefits, as well as most of the $0.2 million increase in our amortization and depreciation expense.

Other Income (Expense)

The following table summarizes the significant components of other income and expense for the quarter ended June 30, 2008 compared to the same period in the prior year.

	Three Months Ended June 30,		Expense (Increase) Decrease
	2008	2007
	(In thousands)
Interest income	$243	$723	$(480)
Interest expense	(104)	(61)	(43)
Amortization - fair value of warrants	—	(113)	113
Equity in loss of affiliate	(440)	—	(440)
Other income (expense)	(5)	—	(5)

Total Other Income (Expense)	$(306)	$549	$(855)

Other expense was approximately $0.3 million during the second quarter of 2008 compared to other income of approximately $0.5 million in the second quarter of 2007. Since receiving the net proceeds of our initial public offering in mid-May, 2006, we have earned interest income on our invested cash balances. Interest income decreased due to both lower cash balances as we used cash for our operations and lower interest rates on money market funds during the second quarter of 2008 compared to the same period in 2007. Equity in loss of affiliate in the second quarter of 2008 represents our share of the net loss of Empire Water Corporation (Empire), an affiliate in which we own an approximate 32% interest.

Six Months Ended June 30, 2008 and 2007

The following table summarizes the significant components of revenues, cost of revenues and gross profit or loss for the six months ended June 30, 2008 compared to the same period in the prior year:

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007
	(In thousands)
Revenues:
Large system sales	$—	$1,774	$(1,774)
Standard system sales	1,938	340	1,598
Contract operations	4,020	1,850	2,170

Total Revenues	5,958	3,964	1,994

Cost of Revenues:
Large system sales	—	2,519	(2,519)
Standard system sales	1,830	354	1,476
Contract operations	4,433	2,153	2,280
Net change in contract loss reserve	(656)	(412)	(244)
Depreciation expense	398	204	194

Total Cost of Revenues	6,005	4,818	1,187

Gross Profit (Loss):
Large system sales	—	(745)	745
Standard system sales	108	(14)	122
Contract operations	(811)	(507)	(304)
Net change in contract loss reserve	656	412	244

Total Gross Loss	$(47)	$(854)	$807

Revenues

Revenues were $6.0 million and $4.0 million during the six months ended June 30, 2008 and 2007, respectively. Revenues from system sales decreased $0.2 million, or 10% to $1.9 million in the six months ended June 30, 2008 when compared to the same period in 2007, primarily attributable to the completion of two large projects at the end of 2007. Contract revenues increased from $1.8 million during the first six months of 2007 to $4.0 million during the same period of 2008, an increase of $2.2 million, or 122% primarily as the result of two large systems placed in service with customers during late 2007. In addition, we acquired MPT in September 2007, which contributed $1.2 million to contract revenues for the first six months of 2008.

Cost of Revenues

Cost of revenues increased by $1.2 million, or 25% to $6.0 million during the six months ended June 30, 2008 compared to $4.8 million during the same period in 2007. Cost of systems sold decreased by $1.1 million from $2.9 million in the first six months of 2007 compared to $1.8 million in the same period of 2008. The decrease reflects the reduction in the number of systems sold in the first six months of 2008 when compared to the same period in 2007, primarily from our large system sales. The decrease in number of systems sold was partially offset by approximately $0.2 million of one-time start up costs for one of our construction projects. We also incurred approximately $0.4 million of under-absorbed overhead, as our production facilities operated at less than normal capacity.

The aforementioned decrease in the cost of system sales was offset by an increase of $2.3 million, or 110% in the cost of contract revenues from $2.1 million in the first six months of 2007 to $4.4 million in the same period of 2008. During the first six months of 2008, we recorded expense of $0.4 million for damages to a system which resulted from an accident. We had more systems in operation during the first six months of 2008 when compared to same period in 2007, and we also placed two large systems into service in late 2007, which contributed to the increase in operating costs. Additionally, we acquired MPT in mid-September 2007, which contributed $0.6 million of operating expense during 2008.

Operating costs include salt, waste disposal and field service labor expense. The increase in cost is reflective of additional systems in service in 2008 when compared to 2007, as well as the aforementioned cost of contract revenues as a result of the acquisition of MPT in September, 2007. We also experienced general increases in costs for labor and supplies. Contract revenue operating costs for the six-month periods ended June 30, 2008 and 2007 were partially offset by $0.7 million and $0.4 million, respectively, of charges against the reserves for contract operations losses which had been recorded in prior periods.

Gross Profit (Loss)

We recorded no gross profit during the six-month period ended June 30, 2008 compared to a $0.8 million gross loss during the same period of 2007. Our system sales gross profit increased by $0.8 million to $0.1 million in the first six months of 2008 from a gross loss of $0.7 million in the same period of 2007. Meanwhile, our contract operations gross loss increased from $0.5 million in the first six months of 2007 to $0.8 million in the same period of 2008. Our contract operations gross loss was impacted by higher volume-related contract operating costs, increased field service labor, and engineering expense in addition to the increases in cost of revenues as described above.

Selling, General and Administrative Expense

The following table summarizes the significant components of selling, general and administrative (SG&A) expense for the six months ended June 30, 2008 compared to the same period in the prior year.

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007
	(In thousands)
Compensation and benefits	$4,128	$1,695	$2,433
Severance, consulting and stock-based compensation - former Chairman and CEO	983	—	983
Professional fees	1,482	618	864
Travel and entertainment	629	275	354
Stock-based compensation expense	561	394	167
Restricted stock expense	517	391	126
Amortization–intangibles	300	21	279
Directors’ fees and public company costs	601	378	223
Bad debt expense	218	35	183
Outside selling, marketing & promotion	516	532	(16)
Facility costs	413	57	356
Insurance	170	163	7
Other SG&A expense	180	61	119

Total SG&A Expense	$10,698	$4,620	$6,078

SG&A expense increased by $6.1 million, or 133%, to $10.7 million during the first six months of 2008 from $4.6 million during the same period of 2007. The increase was primarily due to higher compensation, benefits, and travel costs reflective of the increase in personnel supporting our operations. SG&A expense also increased due to costs associated with the resignation of our former Chairman and CEO totaling $1.0 million, which included a cash severance payment, stock-based compensation expense associated with options awarded in prior periods and consulting payments to be made over a two-year period. Professional fees increased by $0.9 million in the first six months of 2008 when compared to 2007, primarily for legal fees related to shareholder litigation and related investigations. Our facility costs were higher as a result of an expansion of our office facilities and equipment to accommodate our increased staffing. Public company expense increased primarily due to higher director fees in 2008. Stock-based compensation including restricted stock expense was recorded in accordance with the provisions of SFAS No. 123(R) and increased in the first six months of 2008 when compared to the same period in 2007. The increases were primarily due to stock options granted at the end of 2007 and early 2008, and restricted stock and stock options granted to our directors in May 2008. SG&A expense included approximately $1.6 million during the first six months of 2008 as a result of our acquisition of MPT in September 2007. The MPT acquisition accounted for approximately $0.9 million of the increase in compensation and benefits, as well as most of the $0.3 million increase in our amortization and depreciation expense.

Other Income (Expense)

The following table summarizes the significant components of other income and expense for the six months ended June 30, 2008 compared to the same period in the prior year.

	2008	2007	Expense (Increase) Decrease
	(In thousands)
Interest income	$601	$1,425	$(824)
Interest expense	(145)	(99)	(46)
Amortization - fair value of warrants	—	(449)	449
Equity in loss of affiliate	(480)	—	(480)
Other income (expense)	(3)	1	(4)

Total Other Income (Expense)	$(27)	$878	$(905)

Other income was nil during the first six months of 2008 compared to $0.9 million in the same period of 2007. Since receiving the net proceeds of our initial public offering in mid-May, 2006, we have earned interest income on our invested cash balances. Interest income decreased due to both lower cash balances as we used cash for our operations and lower interest rates on money market funds during the first six months of 2008 compared to the same period in 2007. Equity in loss of affiliate in the six-month period ending June 30, 2008 represents our 32% share of the net loss of Empire during the first two quarters of 2008.

Liquidity and Capital Resources

At June 30, 2008, we had approximately $23 million in cash and cash equivalents, including $0.6 million resulting from the consolidation of VL Capital, which funds of VL Capital are not available to us to support our liquidity needs. We have invested substantially all of our available cash balances in money market funds placed with reputable institutions for which credit loss is not anticipated. The following table summarizes our primary sources and uses of cash in the periods presented.

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash used in:
Operating activities	$(8,726)	$(2,018)
Investing activities	(3,661)	(2,256)
Financing activities	(166)	(1,429)

Net decrease in cash and cash equivalents	$(12,553)	$(5,703)

Operating Activities

Net cash used in operating activities was approximately $8.7 million for the first six months of 2008 compared to net cash used in operating activities of $2.0 million for the comparable period in 2007. In addition to our net loss of $11.2 million, cash used in operating activities was negatively impacted by an increase in other assets and liabilities, a net decrease in accounts payable of $1.1 million, a $0.4 million increase in inventory and a $0.6 million decrease in contract loss reserve. These uses of cash were offset by a $1.4 million decrease in accounts receivable and unbilled receivables. For the first six months of 2007, net cash used in operating activities was $2.0 million. In addition to our net loss of $4.8 million, cash used in operating activities during the first six months of 2007 reflects an aggregate decrease in prepaid and accrued expenses of $1.3 million, offset by a net decrease in accounts receivable of $2.3 million.

Investing Activities

Net cash used in investing activities was approximately $3.7 million for the first six months of 2008, compared to net cash used in investing activities of $2.3 million during the same period in 2007. Cash used in investing activities for the first six months of 2008 and 2007 primarily represents capital expenditures for building water treatment systems for sale or lease to customers. Beginning in the 2007 fourth quarter, we began investing in the construction of water treatment units for specific customers for which sales have not yet materialized. We expect to sell or lease these water treatment units in the future.

Financing Activities

Net cash provided by financing activities was approximately $0.2 million for the first six months of 2008 compared to net cash used in financing activities of $1.4 million in the same period of 2007. Net cash used in financing activities for the first six months of 2007 reflects $2.0 million in repayment of notes payable, offset in part by $0.5 million of proceeds from notes payable.

Liquidity and Capital Resources

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

As of June 30, 2008, our cash and cash equivalents were sufficient to fund our anticipated growth and operations for at least 12 months. We anticipate that we may need additional capital to finance our operations after such 12-month period. In such an event, we would seek to raise additional capital through a combination of bank credit facilities, issuance of long-term debt and private or public debt or equity offerings.

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

Outstanding Indebtedness

At June 30, 2008, we had no outstanding indebtedness except for approximately $0.2 million of notes payable to a finance company. See Note 7 to our condensed consolidated financial statements for further discussion.

Contractual Obligations

The following table summarizes our known contractual obligations to make future cash payments as of June 30, 2008 as well as an estimate of the periods during which these payments are expected to be made.

Payments Due by Period	Less than 1 Year (2008-2009)	1 to 3 Years (2009-2011)	3 to 5 Years (2012-2013)	More than 5 Years (After 2013)	Total
	(In thousands)
Long-term debt obligations	$56	$13	$52	$46	$167
Capital lease obligations	10	10	—	—	20
Operating lease obligations	722	1,394	537	—	2,653
Capital commitments (1)	552	—	—	—	552
Purchase commitments (2)	—	—	—	—	—

Totals	$1,340	$1,417	$589	$46	$3,392

(1)- Represents estimated costs to complete groundwater treatment systems under current contracts with customers

(2)- There are no minimum purchase arrangements with vendors

Capital Expenditures

Capital expenditures totaled $3.6 million in the first six months of 2008 compared to $2.2 million for the comparable period of 2007. Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2008, other than the non-interest bearing notes payable by VL Capital to a financing company (see Note 7 to the condensed consolidated financial statements) we had no outstanding indebtedness. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole, we do not consider it necessary to hedge against currency risk.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2008, the end of the period covered by this report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s restated financial statements for the years ended December 31, 2007 and 2006, we identified material weaknesses in our internal control over financial reporting that still existed as of June 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2008.

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

We believe that these material weaknesses still existed as of June 30, 2008. In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three-month and six-month periods ended June 30, 2008 included in this Quarterly Report on Form 10-Q were fairly presented in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the three-month and six-month periods ended June 30, 2008 are fairly presented in accordance with GAAP.

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

(d) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which we believe are not material to the conduct of our business. With respect to these ordinary matters, management believes that the Company has adequate accruals for expected costs, and the Company may also have effective legal defenses.

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

There have been no repurchases of our common stock during the six months ended June 30, 2008 under the stock repurchase program authorized by our Board of Directors in May 2007 that allowed us to repurchase up to $10 million of our common stock. The shares could be repurchased at times and prices as determined by management, and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases must be made in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Exchange Act, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 6, 2008, the following proposals were submitted to stockholders with the following results:

Proposal 1. To elect two Class II directors to hold office each for three-year terms expiring at the annual meeting of stockholders to be held in 2011 or until their respective successors are elected and qualified.

Victor J. Fryling	—votes “For” —17,608,579; votes “Withheld”	— 461,586

Scott A. Katzmann	—votes “For” —17,604,868; votes “Withheld”	— 465,297

In addition to the directors elected above, the following directors’ terms of office continued after the meeting:

Class I Director (term expires in 2010)

Keith R. Solar

Class III Directors (terms expire in 2009)

Roger S. Faubel

Russell C. Ball, III

Stephen A. Sharpe

Mr. Ball subsequently resigned from the Board, effective May 10, 2008. On May 6, 2008, Ms. Susan H. Snow was appointed to serve as a member of Class I of the Board.

Proposal 2. To ratify the appointment of Singer Lewak Greenbaum & Goldstein, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Votes “For” — 17,916,122; votes “Against” — 121,154; votes “Abstained” — 60,465; “Broker non-votes” — 0

Item 5.	Other Information

None.

Item 6.	Exhibits

10.36	Employment Agreement between W. Christopher Chisholm and Basin Water, Inc. dated June 17, 2008, included on Form 8-K, filed June 23, 2008.

10.37	Basin Water, Inc. 2008 Annual Incentive Plan adopted on April 23, 2008, filed herewith.

10.38	Second Amended and Restated Director Compensation Policy, effective as of May 6, 2008, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 10, 2009	BY:	/s/ W. CHRISTOPHER CHISHOLM
W. Christopher Chisholm
Chief Financial Officer
(Principal Financial and Accounting Officer)