Form 10-Q
period 2008-09-30
Basin Water, Inc.
filed 2009-02-10
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

BASIN WATER, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)	Restated
ASSETS
Current assets
Cash and cash equivalents	$16,882	$36,038
Accounts receivable, net of $461 and $92 allowance for doubtful accounts	3,550	3,167
Unbilled receivables, net of $235 and $208 allowance for doubtful accounts	3,528	7,357
Inventory, net of $79 and $79 reserve	1,482	975
Prepaid expenses and other	682	1,163

Total current assets	26,124	48,700

Property and equipment
Property and equipment	32,510	24,885
Less: accumulated depreciation	3,106	2,235

Property and equipment, net	29,404	22,650

Other assets
Goodwill	2,773	6,323
Unbilled receivables, net of current portion	—	3,653
Intangible assets, net	2,570	2,468
Patent costs, net	3,251	2,274
Investment in affiliate	2,100	4,632
Other assets	1,662	1,667

Total other assets	12,356	21,017

Total assets	$67,884	$92,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,954	$3,553
Current portion of notes payable	56	239
Current portion of capital lease obligations	10	11
Current portion of deferred revenue and advances	299	266
Current portion of contract loss reserve	1,286	2,109
Accrued expenses and other	3,740	3,131

Total current liabilities	9,345	9,309
Notes payable, net of current portion	111	113
Capital lease obligations, net of current portion	8	15
Deferred revenue, net of current portion	327	391
Deferred revenue - affiliate	797	1,456
Contract loss reserve, net of current portion	7,043	7,003
Other long-term liabilities	—	179

Total liabilities	17,631	18,466

Noncontrolling interest	342	84

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value - 100,000,000 shares authorized, 22,205,843 and 21,948,704 shares issued and outstanding	22	22
Additional paid-in capital	112,098	110,193
Treasury stock	(552)	(552)
Accumulated deficiency	(61,657)	(35,846)

Total stockholders’ equity	49,911	73,817

Total liabilities and stockholders’ equity	$67,884	$92,367

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007 Restated	2008	2007 Restated
Revenues
System sales	$665	$625	$2,603	$2,739
Contract revenues	2,182	1,781	6,202	3,631

Total revenues	2,847	2,406	8,805	6,370

Cost of revenues
Cost of system sales	878	2,471	2,708	5,303
Cost of contract revenues	2,144	8,851	5,921	10,633
Depreciation expense	205	142	603	346

Total cost of revenues	3,227	11,464	9,232	16,282

Gross loss	(380)	(9,058)	(427)	(9,912)

Research and development expense	882	152	1,101	398
Selling, general and administrative expense	11,891	3,399	22,589	8,019

Loss from operations	(13,153)	(12,609)	(24,117)	(18,329)

Other income (expense)
Interest expense	(65)	(81)	(210)	(629)
Interest income	164	683	765	2,108
Equity in loss of affiliate	(223)	—	(703)	—
Impairment charge - investment in affiliate	(1,277)	—	(1,277)	—
Other income (expense)	(8)	100	(11)	101

Total other income (expense)	(1,409)	702	(1,436)	1,580

Loss before income taxes	(14,562)	(11,907)	(25,553)	(16,749)
Income tax benefit	—	—	—	—

Loss before noncontrolling interest	(14,562)	(11,907)	(25,553)	(16,749)
Less: net income attributable to noncontrolling interest	(91)	—	(258)	(74)

Net loss	$(14,653)	$(11,907)	$(25,811)	$(16,823)

Net loss per share:
Basic	$(0.67)	$(0.60)	$(1.19)	$(0.85)
Diluted	$(0.67)	$(0.60)	$(1.19)	$(0.85)
Weighted average common shares outstanding:
Basic	21,812	19,873	21,774	19,751
Diluted	21,812	19,873	21,774	19,751

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficiency	Totals
Balance - December 31, 2007 (Restated)	21,949	$22	$110,193	$(552)	$(35,846)	$73,817
Stock options exercised	29	—	25	—	—	25
Stock-based compensation expense	—	—	1,880	—	—	1,880
Deferred stock compensation	228	—	—	—	—	—
Net loss	—	—	—	—	(25,811)	(25,811)

Balance - September 30, 2008	22,206	$22	$112,098	$(552)	$(61,657)	$49,911

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Nine Months Ended September 30,
	2008	2007 Restated
	(Unaudited)
Cash flows from operating activities
Net loss	$(25,811)	$(16,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,305	700
Stock-based compensation expense	1,880	1,034
Amortization of deferred compensation	119	148
Bad debt expense	562	235
Equity in loss of affiliate	703	—
Net income attributable to noncontrolling interest	258	74
Impairment of goodwill	4,952	—
Impairment of investment in affiliate	1,277	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(716)	(599)
Unbilled receivables	2,755	3,778
Inventory	(507)	172
Prepaid expenses and other	481	(467)
Accounts payable	401	1,718
Deferred revenues	215	(117)
Accrued expenses and other	559	(1,203)
Contract loss reserve	(783)	6,012
Other assets and other liabilities	(560)	(795)

Net cash used in operating activities	(12,910)	(6,133)

Cash flows from investing activities
Purchase of property, plant and equipment	(4,067)	(4,489)
Acquisition of business, net of cash acquired	(1,971)	(6,231)
Patent costs	(40)	(125)

Net cash used in investing activities	(6,078)	(10,845)

Cash flows from financing activities
Proceeds from stock option exercises	25	326
Proceeds from warrant exercises	—	3,088
Proceeds from notes payable	—	500
Repayments of notes payable and capital lease obligations	(193)	(2,296)

Net cash provided by (used in) financing activities	(168)	1,618

Net decrease in cash and cash equivalents	(19,156)	(15,360)
Cash and cash equivalents, beginning of period	36,038	54,567

Cash and cash equivalents, end of period	$16,882	$39,207

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

The Company markets its treatment systems and services primarily to utilities, cities, municipalities, special districts, real estate developers, and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants. The Company markets its treatment systems and services through its direct sales force, independent contractors and strategic relationships.

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

In September 2008, the Company acquired the bioreactor and biofilter business (Envirogen) of Shaw Environmental & Infrastructure, Inc. (Shaw) for $1,500 cash (subject to adjustment for working capital) plus the settlement of a previously disputed claim against Shaw for amounts the Company claimed to be owed by Shaw. The dispute involved an ion exchange unit purchase agreement executed by the Company and Shaw in December 2005 which was structured as a $5,000 sale of water treatment units by the Company to Shaw in two parts. In the settlement, Shaw relinquished its claims or rights under the 2005 purchase agreement generally, and in particular to the ion exchange units that were the subject of the agreement. In the transaction, the Company acquired the assets of Envirogen, which includes the design and supply of fluidized bed, membrane, and suspended carrier bioreactors for the treatment of groundwater and wastewater streams in industrial, municipal and federal applications. The business also includes the design and supply of biofilters for the treatment of air streams from municipalities and industry for the removal of odor-causing and other contaminants.

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

(Unaudited)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies

Interim Consolidated Financial Statements

The interim consolidated financial statements for the three and nine-month periods ended September 30, 2008 and 2007 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934 (the Exchange Act) as prescribed by the Securities and Exchange Commission (SEC). As such, certain disclosures which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements have been omitted. This Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the September Report) should be read in concert with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 (the Restated 2007 Annual Report), which contains the Company’s restated audited consolidated financial statements for the year ended December 31, 2007.

The interim financial information for the three- and nine-month periods ended September 30, 2008 and 2007 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in the September Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (US GAAP) for audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial information.

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

The Company’s revenues vary from period to period, because customers may choose between purchasing groundwater treatment systems and entering into long-term contract arrangements for groundwater treatment systems. If a customer chooses to purchase a system, revenues are recognized over a much shorter period of time, generally within two or three quarters, than for the same system if the customer chooses a long-term contract arrangement. Revenues tend to be higher in periods in which sales rather than long-term lease and services contracts occur. In addition, service revenues tend to be higher in warmer, dryer weather when treated water is at a high demand. The results of operations for the first nine months of 2008 are not necessarily predictive of the remaining three months of the year. The timing and amount of revenues from system sales in a given period can be unpredictable and relatively inconsistent, and are dependent on such factors as the duration of the sales cycle (which varies from customer to customer), size and number of water treatment systems included in the sale, and whether the equipment is sold or leased.

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

Note 3—Acquisitions

Mobile Process Technology

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

Note 3—Acquisitions (continued)

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

As of September 30, 2008, approximately $1,250 of the cash portion of the purchase price remained in an escrow account as a reserve for unidentified liabilities of the acquired business, which is included in goodwill. This balance was subsequently released in full to the former shareholders of MPT.

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

Acquired intangible assets consist of a covenant not to compete in the amount of $322 (three year useful life), trade name in the amount of $180 (two year useful life), service agreements and contracts in the amount of $1,355 (six year useful life), customer relationships in the amount of $569 (15 year useful life) and patents in the amount of $1,812 (17 year useful life). The excess of the net purchase price over the estimated fair value of assets acquired was approximately $6,300 which was recorded as non-tax deductible goodwill.

During the quarter ended September 30, 2008, the Company determined that the goodwill related to the MPT acquisition was impaired, and recorded a charge to earnings of $4,952 to reduce the carrying value of goodwill. See Note 6 for a further discussion of this impairment charge.

The results of MPT’s operations have been included in the Company’s consolidated financial statements included in this report since it was acquired on September 14, 2007.

Envirogen

On September 18, 2008, the Company acquired the bioreactor and biofilter businesses (Envirogen) from Shaw Environmental and Infrastructure, Inc. (Shaw) through an asset purchase agreement.

The Company previously sold to Shaw water treatment systems for a total purchase price of approximately $4,800, including installation, of which the Company recognized revenues of approximately $3,000 and approximately $1,600 during the years ended December 31, 2006 and 2005, respectively. Under the terms of the sale, Shaw made a down payment of $227 and was to pay an additional $2,048 of the total amount due not later than December 31, 2007 and the remaining balance of approximately $2,300 not later than December 31, 2008. The Company’s condensed consolidated balance sheet as of June 30, 2008 reflected a receivable of $4,357, plus accrued interest of $370, classified as long-term.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 3—Acquisitions (continued)

The aggregate purchase price for Envirogen was approximately $4,100, consisting of approximately $2,000 (including adjustments and transaction costs) of cash and the satisfaction of approximately $4,700 of accounts receivable and accrued interest owed to the Company by Shaw, less approximately $2,600 representing the fair value of the water treatment systems returned by Shaw to the Company. The fair value of the water treatment systems was determined by management through an evaluation of the current replacement cost of equivalent systems, less the cost to sell such systems.

A valuation of Envirogen’s property and intangible assets is in the process of being developed; accordingly, the allocation of the purchase price is subject to revision and adjustment. The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$249
Property, plant and equipment	947
Goodwill	1,423
Intangible assets	1,534

Total assets acquired	4,153

Current liabilities	(51)
Other liabilities	—

Total liabilities assumed	(51)

Net assets acquired	$4,102

The net assets acquired in the table above represent cash consideration of approximately $2,000 (including adjustments and transaction costs) and approximately $4,700 representing satisfaction of accounts receivable and accrued interest owed to the Company by Shaw, less approximately $2,600 representing the fair value of the water treatment systems returned by Shaw to the Company. The purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values, with approximately $1,100 allocated to intangible assets with a weighted-average useful life of approximately nine years and approximately $400 allocation to intangible assets with indefinite useful lives.

Acquired intangible assets consist of contract backlog in the amount of $83 (one year useful life), distribution network in the amount of $112 (six year useful life), patents in the amount of $966 (10 year useful life) and trade name in the amount of $363 (indefinite useful life). The excess of the net purchase price over the estimated fair value of assets acquired was approximately $1,400 which was recorded as non-tax deductible goodwill.

The results of Envirogen’s operations have been included in the consolidated financial statements since it was acquired on September 18, 2008.

The unaudited pro forma condensed combined statements of operations table below reflects the results of operations of the Company and Envirogen for the three- and nine-month periods ended September 30, 2008 and 2007 as if the acquisition had occurred at the inception of each of the periods presented. Unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated or had the entities been a single entity during these periods, and are not necessarily indicative of the results that may be achieved in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited pro forma)		(Unaudited pro forma)
Revenues	$3,701	$4,279	$14,783	$11,654

Net loss	$(14,985)	$(12,573)	$(26,565)	$(18,740)

Net loss per share
Basic	$(0.68)	$(0.63)	$(1.22)	$(0.95)
Diluted	$(0.68)	$(0.63)	$(1.22)	$(0.95)

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

The Company incurred net losses for the three- and nine-month periods ended September 30, 2008 and 2007, respectively. No stock options or warrants, but 388,000 shares of unvested stock have been excluded from the computation of diluted EPS for the three months ended September 30, 2008, and approximately 82,000 stock options, 175,000 warrants and 333,000 shares of unvested stock have been excluded from the computation of diluted EPS for the nine months ended September 30, 2008 due to the antidilutive effect of such common stock equivalents. Likewise, approximately 730,000 stock options, 279,000 shares of unvested stock and 1,355,000 warrants have been excluded from the computation of diluted EPS for the three months ended September 30, 2007, and approximately 528,000 stock options, 245,000 shares of unvested stock and 860,000 warrants have been excluded from the computation of diluted EPS for the nine months ended September 30, 2007, due to the antidilutive effect of such common stock equivalents.

In addition, approximately 1,413,000 stock options and 675,000 warrants have been excluded from the computation of diluted EPS for both the three- and nine-month periods ended September 30, 2008, and approximately 327,000 stock options and 33,000 warrants have been excluded from the computation of diluted EPS for the three- and nine-month periods ended September 30, 2007, as the exercise prices of such options and warrants were higher than the weighted average price of the Company’s common stock during those periods.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 4—Earnings Per Share (continued)

The following tables contain a reconciliation of the numerators (net loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net loss per share

Numerator:
Net loss applicable to common shares	$(14,653)	$(11,981)	$(25,811)	$(16,823)

Denominator:
Weighted average common shares outstanding	21,812	19,873	21,774	19,751

Net loss per common share	$(0.67)	$(0.60)	$(1.19)	$(0.85)

Net loss per share - assuming dilution

Numerator:
Net loss applicable to common shares	$(14,655)	$(11,981)	$(25,811)	$(16,823)

Denominator:
Weighted average common shares outstanding	21,812	19,873	21,774	19,751

Net loss per common share - diluted	$(0.67)	$(0.60)	$(1.19)	$(0.85)

The Company incurred net losses in the three- and nine-month periods ended September 30, 2008 and 2007. The impact of common stock equivalents has been excluded from the computation of diluted EPS because the effect on net loss per share is anti-dilutive.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

Pursuant to FASB Interpretation (FIN) No. 28, the Company is amortizing these deferred compensation amounts using the straight-line attribution method over the vesting period of the options, which is generally three years. As a result of the amortization of the deferred compensation amounts, the Company recorded $119 and $148 of non-cash stock-based compensation expense for the nine-month periods ended September 30, 2008 and 2007, respectively.

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

The fair value of each option grant during the three- and nine-month periods ended September 30, 2008 and 2007 was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected option term in years	—	6.5 to 7.0	5.5 to 6.5	5.0 to 7.0
Risk free interest rate	—	4.5%	4.5%	4.5% to 4.8%
Expected volatility	—	26.9%	28.4%	26.9% to 29.5%
Expected dividend yield	—	0.0%	0.0%	0.0%

The estimated forfeiture rates for stock option grants during the three- and nine-month periods ended September 30, 2008 and 2007 were 9.0% and 8.0%, respectively.

No options were granted during the quarter ended September 30, 2008.

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2008 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2007	1,710	$5.85
Granted	518	4.71
Exercised	(29)	0.83
Forfeited	(26)	4.81

Options outstanding at September 30, 2008	2,173	$5.75

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2008:

(In thousands, except exercise prices and years)	Outstanding	Exercisable
Number of shares	2,173	953
Weighted average remaining contractual life in years	7.6	5.8
Weighted average exercise price per share	$5.75	$4.31
Aggregate intrinsic value (at Sept. 30, 2008 closing price of $1.84 per share)	$178	$178

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing price as of September 30, 2008 and the exercise price multiplied by the number of shares) that would have been received by the option holders had all options holders exercised their options on September 30, 2008. This amount will vary as the Company’s stock price varies.

The weighted average grant-date fair value of options granted by the Company during the nine months ended September 30, 2008 was $1.81 per share.

Compensation expense arising from grants of stock options was $812 and $453 during the nine months ended September 30, 2008 and 2007, respectively. Such expense was classified as selling, general and administrative expense.

As of September 30, 2008, approximately $1,700 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.1 years. The total fair value of options vested during the nine months ended September 30, 2008 and 2007 was $398 and $152, respectively, which was included in selling, general and administrative expense.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Compensation (continued)

Stock options outstanding and exercisable at September 30, 2008, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $1.33	218	$1.03	2.9 yrs	218	$1.03
$4.00 - $4.29	455	$4.04	7.0 yrs	308	$4.00
$5.00	677	$5.00	8.3 yrs	286	$5.00
$6.79 - $9.00	718	$7.88	8.5 yrs	107	$7.82
$9.87 - $12.29	105	$11.33	8.9 yrs	34	$11.34

	2,173	$5.75	7.6 yrs	953	$4.31

The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $99 and $541, respectively.

Non-vested Stock

Under the 2006 Equity Plan, the Company has granted non-vested stock to management, officers and directors, which is subject only to a service condition. In general, such non-vested stock vests over three years for management and officers, and one year for directors. The total cumulative number of shares of non-vested stock granted under the 2006 Equity Plan through September 30, 2008 is 510,514, of which 122,123 shares had vested as of September 30, 2008.

The fair value of non-vested stock is measured at the date of grant based upon the closing price of the Company’s common stock on that date, and such fair value is recognized as stock-based compensation expense over the requisite vesting period. Compensation expense arising from grants of non-vested stock during the nine months ended September 30, 2008 and 2007 was $1,016 and $624, respectively, which was included in selling, general and administrative expense. As of September 30, 2008, approximately $1,600 of unrecognized compensation expense related to non-vested stock grants is expected to be recognized over a weighted average period of 1.1 years.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 6 —Goodwill and Intangible Assets

During the third quarter of 2008, the Company recorded a charge to earnings of approximately $5,000 to reduce the carrying value of the goodwill related to the MPT acquisition, which was included in selling, general and administrative expense. The primary factors impacting management’s assessment of value included slower-than-anticipated growth rates and a decline in the customer base of MPT, both of which have resulted in a significant decline in MPT’s future revenues and cash flows since its acquisition in September 2007. The Company’s goodwill at September 30, 2008 increased due to the acquisition of Envirogen, as discussed in Note 3.

Goodwill represents the excess of the cost of an acquired entity over the net fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amounts of goodwill for the nine months ended September 30, 2008:

Balance at December 31, 2007	$6,323
Acquisition of Envirogen business during the period	1,423
Adjustments to MPT goodwill	(21)
Impairment of MPT goodwill	(4,952)

Balance at September 30, 2008	$2,773

Net intangible assets are as shown in the following table as of the dates indicated:

	September 30, 2008	December 31, 2007
Deferred stock based compensation	$37	$157
Service agreements and contracts	1,438	1,355
Customer relationships	691	569
Covenant not to compete	322	322
Trade name	543	180
Accumulated amortization	(461)	(115)

Intangible assets, net	$2,570	$2,468

Note 7—Notes Payable

In June 2007, the Company sold 10 of its water treatment systems to a special purpose entity, VL Capital (VLC). The total sales price was $3,853, consisting of $500 in cash to be paid to the Company plus a secured note payable in 72 monthly installments of $56 beginning April 2008, with a net present value of $3,353, calculated using an imputed interest rate of 5.0% per annum.

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

	September 30, 2008	December 31, 2007
Note payable to a financing company, non-interest bearing, imputed interest rate of 68.9% per annum, payable in 80 monthly installments beginning on August 1, 2008 and ending on March 1, 2014	$167	$352
Less: current portion of notes payable	(56)	(239)

Notes payable, net of current portion	$111	$113

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

These contracts did not allow management to renegotiate terms to recover such increased costs. Management determined that these contracts would continue to generate net operating cash flow losses through the end of the contract period. Accordingly, the Company recorded a reserve for future contract losses in the amount of approximately $3,700 in the quarter ended December 31, 2006. This amount represented management’s estimate of the losses the Company expected to incur during the remaining term of the initial period of these contracts excluding renewal periods, if any, related to such contracts.

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

Also, as discussed in Note 3 to the Company’s restated consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2007, the Company subsequently determined that an error was made in the calculation of the reserve for contract losses at September 30, 2007. Specifically, with regard to one of its service contracts, it was assumed that a possible facility expansion would result in higher service fees to the customer, thus eliminating estimated operating losses on this contract beyond 2008. As a result, the Company increased the reserve for contract losses (and the related cost of contract revenues) by approximately $1,800 million in the quarter ended September 30, 2007 to correct this error.

Actual losses on the underlying contracts are being charged against the reserve as incurred. Such charges against the reserve totaled approximately $800 during each of the nine-month periods ended September 30, 2008 and 2007, respectively. The reserve for contract losses included in the condensed consolidated balance sheet, both short- and long-term, as of September 30, 2008 was $8,329. The changes in the reserve are as follows:

	Nine Months Ended September 30,
	2008	2007
Beginning balance	$9,112	$3,725
Additions to contract loss reserve	40	6,777
Actual contract losses charged against the reserve	(823)	(765)

Ending balance	$8,329	$9,737

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 9— Investment in Empire Water Corporation (Empire)

In May 2007, the Company entered into an agreement to acquire certain water rights and related assets. In December 2007, the Company sold to Empire its rights to purchase certain collective assets from unrelated parties including (a) a canal located in San Bernardino and Riverside counties in Southern California that is approximately 18 miles in length, (b) rights to pump water from the San Bernardino Basin, and (c) other equipment and tangible and intangible personal property of the sellers. As consideration for the sale of these assets, the Company received 6,000,000 shares of Empire common stock, which represents an ownership interest of approximately 32% in Empire as of December 31, 2007 and September 30, 2008.

The Company accounted for the December 2007 transaction under the equity method; therefore under EITF 01-2 the Company recorded a partial gain of approximately $3,100 on the transaction. The Company determined the gain by estimating the fair value of such stock based upon concurrent sales of Empire common stock to third parties, and reducing the fair value by the Company’s ownership interest in Empire. This reduction of approximately $1,500 was recorded as deferred revenue—affiliate on the balance sheet of the Company at December 31, 2007 and September 30, 2008.

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

During the quarter ended September 30, 2008, the Company assessed its investment in an affiliate, Empire. Based upon current market conditions, Empire’s financial condition, and the Company’s understanding of Empire’s business prospects, the Company determined that the carrying value of its investment in Empire should be reduced by approximately $1,900 at September 30, 2008. As part of this assessment, the Company determined that a portion of the impairment is attributable to the deferred revenue recorded at the date that the Company sold assets to Empire, as the Company has evaluated the underlying assets associated with the deferred revenue and concluded that such assets are impaired to the extent of the Company’s 32% ownership interest in Empire. Accordingly, the Company has reduced deferred revenue-affiliate by $659 at September 30, 2008. The difference between the $1,936 impairment to investment in affiliate and the $659 reduction of deferred revenue-affiliate is included as other expense of $1,277 in the statements of operations for the three- and nine-month periods ended September 30, 2008.

As of September 30, 2008, the Company has recorded its investment in Empire at approximately $2,100, while the amount of underlying equity in the net assets of Empire is approximately $2,900. The difference of approximately $800 represents the excess of the Company’s 32% interest in the net assets of Empire over the market value of the Company’s investment in Empire. As required under the equity method of accounting, the Company has also recorded approximately $200 and $700 of other expense during the three months and nine months ended September 30, 2008, respectively which represents the Company’s 32% interest in Empire’s loss for such periods.

The quoted market price for Empire’s common stock as of September 26, 2008 was $2.40 per share. To the Company’s knowledge, there have been no significant intervening events relating to Empire since its last available financial statements.

The following tables present summarized information as to the assets, liabilities and results of operations for Empire for the periods indicated:

September 30, 2008
(Unaudited)
Current assets	$619
Land and water rights	3,870
Property and equipment, net	4,372
Other assets	557

Total assets	$9,418

Current liabilities	$167
Other liabilities	—
Shareholders’ equity	9,251

Total liabilities and shareholders’ equity	$9,418

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 9—Investment in Empire Water Corporation (Empire) (continued)

	Year Ended June 30, 2008	Three Months Ended September 30, 2008
	(Unaudited)	(Unaudited)
Revenues	$33	$25
Production costs	49	32

Gross loss	(16)	(7)

General and administrative expenses	1,500	696
Depreciation expense	1	1

Loss from operations	(1,517)	(704)

Other income	7	5

Net loss	$(1,510)	$(699)

Note 10—Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows:

	Nine Months Ended September 30,
	2008	2007 Restated
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$210	$147

Income taxes	$—	$—

Cash paid for acquisitions:
Fair value of assets acquired	$2,021	$9,431
Liabilities assumed	(50)	(3,200)

Cash paid for acquisition (net of cash acquired)	$1,971	$6,231

Non-cash investing and financing activities:
Common stock issued for acquisition	$—	$5,266

Receivables satisfied for acquisition	$4,727	$—

Property returned from seller	$(2,596)	$—

Note 11—Bion Impairment

During the third quarter of 2008, the Company recorded a charge to earnings of $740, classified in the accompanying condensed consolidated statement of operations as research and development expense, to write off certain assets related to the development of the Company’s proprietary Bion Exchange technology. Management determined this impairment charge was required due to uncertainties regarding the future commercial viability of the technology which were, in part, due to the economics of competing technologies with respect to biological processes intended to reduce the costs of treatment of contaminated water.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 12—Litigation

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

In 2007 and the first nine months of 2008, we derived most of our revenues from designing, assembling and servicing our proprietary ion-exchange systems for the treatment of contaminated groundwater for use as drinking water. Also, in 2007, we launched major initiatives, both external and internal, to facilitate our transformation into a water services company focused on development of our technology+services business model. Using this model, we seek opportunities to combine proprietary or specialized technologies with long-term relationships built through performance-based service agreements to meet groundwater treatment, industrial water and wastewater treatment and resource recovery needs. By expanding the array of technologies we offer through our technology+services model beyond our proprietary ion-exchange technology, we believe we can expand the potential pool of customers, markets and geographic areas for our services.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in thousands of dollars and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	% of Revenues	2007 Restated	% of Revenues	2008	% of Revenues	2007 Restated	% of Revenues
	(dollars in thousands)				(dollars in thousands)
Revenues
System sales	$665	23%	$625	26%	$2,603	30%	$2,739	43%
Contract revenues	2,182	77%	1,781	74%	6,202	70%	3,631	57%

Total revenues	2,847	100%	2,406	100%	8,805	100%	6,370	100%

Cost of revenues
Cost of system sales	878	31%	2,471	103%	2,708	31%	5,303	83%
Cost of contract revenues	2,144	75%	8,851	367%	5,921	67%	10,633	167%
Depreciation expense	205	7%	142	6%	603	7%	346	6%

Total cost of revenues	3,227	113%	11,464	476%	9,232	105%	16,282	256%

Gross loss	(380)	-13%	(9,058)	-376%	(427)	-5%	(9,912)	-156%
Research and development expense	882	31%	152	7%	1,101	13%	398	6%
Selling, general and administrative expense	11,891	418%	3,399	141%	22,589	257%	8,019	126%

Loss from operations	(13,153)	-462%	(12,609)	-524%	(24,117)	-274%	(18,329)	-288%
Other income (loss)	(1,409)	-49%	702	29%	(1,436)	-16%	1,580	25%

Loss before income taxes	(14,562)	-511%	(11,907)	-495%	(25,553)	-290%	(16,749)	-263%
Income tax benefit	—		—		—		—

Loss before noncontrolling interest	(14,562)	-511%	(11,907)	-495%	(25,553)	-290%	(16,749)	-263%
Less: net income attributable to noncontrolling interest	(91)	-3%	—	0%	(258)	-3%	(74)	-1%

Net loss	$(14,653)	-514%	$(11,907)	-495%	$(25,811)	-293%	$(16,823)	-264%

Three Months Ended September 30, 2008 and 2007

The following table summarizes the significant components of revenues, cost of revenues and gross profit or loss for the three months ended September 30, 2008 compared to the same period in the prior year:

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007
	(In thousands)
Revenues:
Large system sales	$—	$132	$(132)
Standard system sales	665	493	172
Contract operations	2,182	1,781	401

Total Revenues	2,847	2,406	441

Cost of Revenues:
Large system sales	—	1,921	(1,921)
Standard system sales	878	550	328
Contract operations	2,271	2,427	(156)
Net change in contract loss reserve	(127)	6,424	(6,551)
Depreciation expense	205	142	63

Total Cost of Revenues	3,227	11,464	(8,237)

Gross Profit (Loss):
Large system sales	—	(1,789)	1,789
Standard system sales	(213)	(57)	(156)
Contract operations	(294)	(788)	494
Net change in contract loss reserve	127	(6,424)	6,551

Total Gross Loss	$(380)	$(9,058)	$8,678

Revenues

Revenues were $2.8 million and $2.4 million during the three months ended September 30, 2008 and 2007, respectively. Revenues from system sales remained unchanged at $0.6 million in the third quarter of 2008 when compared to the same period in 2007. Contract revenues increased from $1.8 million during the third quarter of 2007 to $2.2 million during the same period of 2008, an increase of $0.4 million, or 22% as two large systems were placed in service with customers during late 2007. In addition, we acquired MPT in September 2007, which contributed $0.2 million of system sales and $0.5 million of contract operations revenues for the third quarter of 2008.

Cost of Revenues

Cost of revenues decreased by $8.2 million, or 72% to $3.2 million during the third quarter of 2008 compared to $11.4 million during the same period in 2007 due to a provision of $6.8 million to increase the reserve for contract losses in the 2007 third quarter. Cost of system sales decreased $1.6 million in the third quarter of 2008 when compared to the same period in 2007 as there were no large system sales in the third quarter of 2008.

The aforementioned decrease in the cost of system sales was accompanied by a decrease of $0.1 million in the cost of contract revenues from $2.4 million in the third quarter of 2007 to $2.3 million in the third quarter of 2008. The acquisition of MPT contributed $0.3 million to the cost of contract revenues in the third quarter of 2008.

Operating costs include salt, waste disposal and field service labor expense. The 2008 increase in cost is reflective of two large systems that were placed in service in late 2007, as well as the general increases in costs for labor and supplies. Operating costs for the third quarter of 2008 and 2007 were partially offset by $0.1 million and $0.4 million, respectively, of charges against the related reserves for operating losses.

Gross Profit (Loss)

We recorded gross loss of $0.4 million during the third quarter of 2008 compared to a gross loss of $9.1 million during the third quarter of 2007. Our system sales gross loss decreased by $1.6 million in the third quarter of 2008 from $1.8 million gross loss in the third quarter of 2007 to a $0.2 million gross loss for the same period in 2008. Meanwhile, our contract operations gross loss decreased to $0.3 million in the third quarter of 2008 compared to $0.8 million in the comparable period of 2007. Our contract operations gross loss was impacted by higher volume-related contract operating costs, increased field service labor, and engineering expense, in addition to the increases in cost of revenues as described above.

Research and Development Expense

Research and development expense was approximately $0.9 million and $0.2 million for the three months-ended September 30, 2008 and 2007, respectively. We incurred research and development costs for outside consultant expenses, research material costs and personnel costs. In addition, as discussed in Note 11 to the condensed consolidated financial statements, during the quarter ended September 30, 2008, we recorded a $0.7 million charge to write off certain assets related to the development of our Bion technology.

Selling, General and Administrative Expense

The following table summarizes the significant components of selling, general and administrative (SG&A) expense for the three months ended September 30, 2008 compared to the same period in the prior year.

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007
	(In thousands)
Compensation and benefits	$1,767	$996	$771
Professional fees	2,315	542	1,773
Travel and entertainment	292	147	145
Goodwill impairment	4,952	—	4,952
Stock-based compensation expense	223	213	10
Restricted stock expense	455	233	222
Depreciation and amortization	403	42	361
Directors’ fees and public company costs	659	226	433
Bad debt expense	344	164	180
Outside selling, marketing & promotion	110	354	(244)
Facility costs	215	250	(35)
Insurance	84	64	20
Other SG&A expense	72	168	(96)

Total SG&A Expense	$11,891	$3,399	$8,492

SG&A expense increased by $8.5 million, or 250%, to $11.9 million during the third quarter of 2008 from $3.4 million during the same period of 2007. The increase was primarily due to a charge to reduce the carrying value of goodwill in the amount of $5.0 million, as well as higher compensation, benefits, and travel costs reflective of the increase in personnel supporting our operations, including $0.5 million relating to MPT. Additionally, we had increased professional fees in the third quarter of 2008 when compared to the year-ago period, primarily for legal fees resulting from shareholder litigation and related investigations. Stock-based compensation, including restricted stock expense, was recorded in accordance with the provisions of SFAS No. 123(R) and increased in the third quarter of 2008 compared to 2007 because of stock options granted at the end of 2007 and early 2008, and restricted stock and stock options granted to our directors in May, 2008. The above increases in SG&A expense were partially offset by a decrease in our outside sales, marketing and promotion expense. In the prior year, we relied primarily on outside sales and marketing consultants. In late 2007, we expanded our sales force and, in the third quarter of 2008, we terminated outside sales and marketing consultants. As a result, our external marketing expense decreased. SG&A expense in the quarter ended September 30, 2008 included approximately $0.8 million as a result of our acquisition of MPT. MPT also accounted for most of the $0.1 million increase in our amortization and depreciation expense.

Other Income (Expense)

The following table summarizes the significant components of other income and expense for the quarter ended September 30, 2008 compared to the same period in the prior year.

	Three Months Ended September 30,		Expense (Increase) Decrease
	2008	2007
	(In thousands)
Interest income	$164	$683	$(519)
Interest expense	(65)	(81)	16
Equity in loss of affiliate	(223)	—	(223)
Impairment charge - investment in affiliate	(1,277)	—	(1,277)
Other income (expense)	(8)	100	(108)

Total Other Income (Expense)	$(1,409)	$702	$(2,111)

Other expense was approximately $1.4 million during the third quarter of 2008 compared to $0.7 million of other income in the third quarter of 2007. The principal factor affecting other expense in the 2008 quarter is the charge to earnings of approximately $1.3 million to write down the carrying value of our investment in Empire, of which we hold an approximate 32% interest. Based upon current market conditions, Empire’s financial condition, and our understanding of Empire’s business prospects, we determined that the carrying value of our investment in Empire should be reduced by approximately $1.9 million, offset by a reduction of approximately $0.6 million in deferred revenue-affiliate. Equity in loss of affiliate in the 2008 quarter represents our share of the net loss of Empire, an affiliate in which we own an approximate 32% interest.

Since receiving the net proceeds of our initial public offering in mid-May, 2006, we have earned interest income on our invested cash balances. Interest income decreased due to both lower cash balances as we used cash for our operations and lower interest rates on money market funds during the third quarter of 2008 compared to the same period in 2007.

Nine Months Ended September 30, 2008 and 2007

The following table summarizes the significant components of revenues, cost of revenues and gross profit or loss for the nine months ended September 30, 2008 compared to the same period in the prior year:

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007
	(In thousands)
Revenues:
Large system sales	$—	$1,907	$(1,907)
Standard system sales	2,603	832	1,771
Contract operations	6,202	3,631	2,571

Total Revenues	8,805	6,370	2,435

Cost of Revenues:
Large system sales	—	4,399	(4,399)
Standard system sales	2,708	904	1,804
Contract operations	6,704	4,621	2,083
Net change in contract loss reserve	(783)	6,012	(6,795)
Depreciation expense	603	346	257

Total Cost of Revenues	9,232	16,282	(7,050)

Gross Profit (Loss):
Large system sales	—	(2,492)	2,492
Standard system sales	(105)	(72)	(33)
Contract operations	(1,105)	(1,336)	231
Net change in contract loss reserve	783	(6,012)	6,795

Total Gross Loss	$(427)	$(9,912)	$9,485

Revenues

Revenues were $8.8 million and $6.4 million during the nine months ended September 30, 2008 and 2007, respectively. Revenues from system sales decreased $0.1 million, or 4% to $2.6 million in the nine months ended September 30, 2008 when compared to the same period in 2007. Contract revenues increased from $3.6 million during the first nine months of 2007 to $6.2 million during the same period of 2008, an increase of $2.6 million, or 72% primarily as the result of two large systems placed in service with customers during late 2007. In addition, we acquired MPT in September 2007, which contributed $1.7 million to contract revenues for the first nine months of 2008.

Cost of Revenues

Cost of revenues decreased by $7.1 million, or 44% to $9.2 million during the nine months ended September 30, 2008 compared to $16.3 million during the same period in 2007. Cost of systems sold decreased by $2.6 million from $5.3 million in the first nine months of 2007 compared to $2.7 million in the same period of 2008. The decrease reflects the reduction in the number of systems sold in the first nine months of 2008 when compared to the same period in 2007, primarily from our large system sales. The decrease in number of systems sold was partially offset by approximately $0.2 million of one-time start up costs for one of our construction projects. We also incurred approximately $0.7 million of under-absorbed overhead, as our production facilities operated at less than capacity.

The aforementioned decrease in the cost of system sales was offset by an increase of $2.1 million, or 46% in the cost of contract revenues from $4.6 million in the first nine months of 2007 to $6.7 million in the same period of 2008. During the first nine months of 2008, we recorded expense of $0.4 million for damages to an installed system which resulted from an accident. We had more systems in operation during the first nine months of 2008 when compared to same period in 2007, and we also placed two large systems into service in late 2007, which contributed to the increase in operating costs. Additionally, we acquired MPT in mid-September 2007, which contributed $1.0 million of operating expense during 2008.

Operating costs include salt, waste disposal and field service labor expense. The increase in cost is reflective of additional systems in service in 2008 when compared to 2007, as well as the impact of the acquisition of MPT in September, 2007. We also experienced general increases in costs for labor and supplies. Contract revenue operating costs for the nine-month period ended September 30, 2008 were partially offset by $0.8 million of charges against the contract loss reserve for operating losses which had been recorded in prior periods. In the third quarter of 2007, we increased the reserve for contract losses by $6.8 million, which was partially offset by $0.8 million of losses applied against the reserve during the first nine months of 2008.

Gross Profit (Loss)

We recorded a gross loss of $0.4 million during the nine-month period ended September 30, 2008 compared to a $9.9 million gross loss during the same period of 2007. Our system sales gross loss decreased by $2.5 million to $0.1 million in the first nine months of 2008 from a gross loss of $2.6 million in the same period of 2007. Meanwhile, our contract operations gross loss decreased to $1.1 million in the first nine months of 2008 from $1.3 million in the same period of 2007. Our contract operations gross loss was impacted by higher volume-related contract operating costs, increased field service labor, and engineering expense in addition to the increases in cost of revenues as described above.

Research and Development Expense

Research and development expense was approximately $1.1 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively. We incurred research and development costs for outside consultant expenses, research material costs and personnel costs. In addition, during the quarter ended September 30, 2008, we recorded a $0.7 million charge to write off certain assets related to the development of our Bion technology. See Note 11 to the condensed consolidated financial statements for further discussion.

Selling, General and Administrative Expense

The following table summarizes the significant components of selling, general and administrative (SG&A) expense for the nine months ended September 30, 2008 compared to the same period in the prior year.

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007
	(In thousands)
Compensation and benefits	$5,895	$2,691	$3,204
Severance, consulting and stock-based compensation - former Chairman and CEO	983	—	983
Professional fees	3,797	1,160	2,637
Travel and entertainment	921	423	498
Goodwill impairment	4,952	—	4,952
Stock-based compensation expense	784	607	177
Restricted stock expense	972	624	348
Depreciation and amortization	703	63	640
Directors’ fees and public company costs	1,260	604	656
Bad debt expense	562	199	363
Outside selling, marketing & promotion	626	886	(260)
Facility costs	628	307	321
Insurance	254	147	107
Other SG&A expense	252	308	(56)

Total SG&A Expense	$22,589	$8,019	$14,570

SG&A expense increased by $14.6 million, or 183%, to $22.6 million during the first nine months of 2008 from $8.0 million during the same period of 2007. The increase was largely attributable to goodwill impairment charge totaling $5.0 million related to our MPT business, as well as higher compensation, benefits, and travel costs reflective of the increase in personnel supporting our operations. We took an impairment charge for our MPT assets based on slower growth rates, and a decline in our MPT customer base, which we believe will have a permanent effect on MPT’s future revenues and cash flows. SG&A expense also increased due to costs associated with the resignation of our former Chairman and CEO totaling $1.0 million, which included a cash severance payment, stock-based compensation expense associated with options awarded in prior periods and consulting payments to be made over a two-year period. Professional fees increased by $2.6 million in the first nine months of 2008 when compared to 2007, primarily for legal fees related to shareholder litigation and related investigations. Our facility costs were higher as a result of an expansion of our office facilities and equipment to accommodate our increased staffing, as well as, the effects of our acquisition of MPT. Public company expense increased primarily due to higher director fees in 2008. Stock-based compensation including restricted stock expense was recorded in accordance with the provisions of SFAS No. 123(R) and increased in the first nine months of 2008 when compared to the same period in 2007. The increases were primarily due to stock options granted at the end of 2007 and early 2008, and restricted stock and stock options granted to our directors in May 2008. SG&A expense included approximately $2.4 million, excluding the effect of the impairment charges, during the first nine months of 2008 as a result of our acquisition of MPT in September 2007. The MPT acquisition accounted for approximately $1.4 million of the increase in compensation and benefits, as well as most of the $0.2 million increase in our amortization and depreciation expense.

Other Income (Expense)

The following table summarizes the significant components of other income and expense for the nine months ended September 30, 2008 compared to the same period in the prior year.

	Nine Months Ended September 30,		Expense (Increase) Decrease
	2008	2007
	(In thousands)
Interest income	$765	$2,108	$(1,343)
Interest expense	(210)	(180)	(30)
Amortization - fair value of warrants	—	(449)	449
Equity in loss of affiliate	(703)	—	(703)
Impairment of investment in affiliate	(1,277)	—	(1,277)
Other income (expense)	(11)	101	(112)

Total Other Income (Expense)	$(1,436)	$1,580	$(3,016)

Other expense was approximately $1.4 million during the first nine months of 2008 compared to other income of approximately $1.6 million in the same period of 2007. Since receiving the net proceeds of our initial public offering in mid-May, 2006, we have earned interest income on our invested cash balances. Interest income decreased due to both lower cash balances as we used cash for our operations and lower interest rates on money market funds during the first nine months of 2008 compared to the same period in 2007. Equity in loss of affiliate in the nine-month period ending September 30, 2008 represents our 32% share of the net loss of Empire for the nine months ended September 30, 2008. We also recorded a change to earnings of approximately $1.3 million to write down the carrying value of our investment in Empire. Based upon current market conditions, Empire’s financial condition and our understanding of Empire’s business prospects, we determined that the carrying value of our investment in Empire should be reduced by approximately $1.9 million, offset by a reduction of approximately $0.6 million in deferred revenue-affiliate, in the quarter ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2008, we had approximately $16.9 million in cash and cash equivalents, including $0.4 million resulting from the consolidation of VL Capital, which funds of VL Capital are not available to us to support our liquidity needs. We have invested substantially all of our available cash balances in money market funds placed with reputable institutions for which credit loss is not anticipated. The following table summarizes our primary sources and uses of cash in the periods presented.

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by (used) in:
Operating activities	$(12,910)	$(6,133)
Investing activities	(6,078)	(10,845)
Financing activities	(168)	1,618

Net decrease in cash and cash equivalents	$(19,156)	$(15,360)

Operating Activities

Net cash used in operating activities was approximately $12.9 million for the first nine months of 2008 compared to net cash used in operating activities of $6.1 million for the comparable period of 2007. In addition to our net loss of $25.8 million, which included $11.1 million of non-cash expenses, cash used in operating activities during the first nine months of 2008 was negatively impacted by a $0.7 million increase in accounts receivable, a $0.5 million increase in inventory, a $0.8 million decrease in contract loss reserve and a $0.6 million increase in net other assets and liabilities. These uses of cash were offset by a $2.8 million decrease in unbilled receivables, a $0.5 million decrease in prepaid expenses, a $0.4 million increase in accounts payable and a $0.6 million increase in accrued expenses. For the first nine months of 2007, net cash used in operating activities was $6.1 million. In addition to our net loss of $16.8 million, including non-cash expenses of $2.7 million, cash used in operating activities during the first nine months of 2007 reflects an increase in accounts receivable of $0.8 million, a $0.5 million increase in prepaid expenses, a $1.2 million decrease in accrued expenses and a $0.8 million increase in other assets and liabilities, all of which were offset by a $4.0 million decrease in unbilled receivables, a $1.7 million increases in accounts payable and a $6.0 million increase in contract loss reserve.

Investing Activities

Net cash used in investing activities was approximately $6.1 million for the first nine months of 2008, compared to net cash used in investing activities of $10.8 million during the same period in 2007. Cash used in investing activities for the first nine months of 2008 and 2007 includes capital expenditures for building water treatment systems for sale or lease to customers in the amount of $4.1 million and $4.5 million, respectively. Beginning in the 2007 fourth quarter, we began investing in the construction of water treatment units for specific customers for which sales have not yet materialized. We expect to sell or lease these water treatment units in the future.

Financing Activities

Net cash used in financing activities was approximately $0.2 million for the first nine months of 2008 compared to net cash provided by financing activities of $1.6 million in the same period of 2007. Net cash provided by financing activities for the first nine months of 2007 reflects $3.1 million in net proceeds from the exercise of warrants, offset in part by $2.3 million in repayments of notes payable and capital leases.

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

We anticipate that we may need additional capital to finance our operations over the next 12 months. In such an event, we would seek to raise additional capital through a combination of bank credit facilities, issuance of long-term debt and private or public debt or equity offerings.

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

Outstanding Indebtedness

At September 30, 2008, we had no outstanding indebtedness except for approximately $0.2 million of notes payable to a finance company in connection with the consolidation of VLC. See Note 7 to our condensed consolidated financial statements for further discussion.

Contractual Obligations

The following table summarizes our known contractual obligations to make future cash payments as of September 30, 2008 as well as an estimate of the periods during which these payments are expected to be made.

Payments Due by Period	Less than 1 Year (2008-2009)	1 to 3 Years (2009-2011)	3 to 5 Years (2012-2013)	More than 5 Years (After 2013)	Total
	(In thousands)
Long-term debt obligations	$56	$13	$52	$46	$167
Capital lease obligations	10	8	—	—	18
Operating lease obligations	724	1,336	413	—	2,473
Capital commitments (1)	392	—	—	—	392
Purchase commitments (2)	—	—	—	—	—

Totals	$1,182	$1,357	$465	$46	$3,050

(1)-Represents estimated costs to complete groundwater treatment systems under current contracts with customers

(2)-There are no minimum purchase arrangements with vendors

Capital Expenditures

Capital expenditures totaled $4.1 million in the first nine months of 2008 compared to $4.5 million for the comparable period of 2007. Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts. In the third quarter of 2008, we scaled back our manufacturing operations. We intend to outsource these operations in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2008, other than the non-interest bearing notes payable by VL Capital to a financing company (see Note 7 to the condensed consolidated financial statements), we had no outstanding indebtedness. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole, we do not consider it necessary to hedge against currency risk.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2008, the end of the period covered by this report.

Based upon that evaluation as of September 30, 2008 and the evaluation conducted by management in connection with the audit of the Company’s Restated financial statements for the years ended December 31, 2007 and 2006, we identified material weaknesses in our internal control over financial reporting that still existed as of September 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2008.

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

We believe that these material weaknesses still existed as of September 30, 2008. In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three-months and nine-months ended September 30, 2008 included in this Quarterly Report on Form 10-Q were fairly presented in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the three months and nine months ended September 30, 2008 are fairly presented in accordance with GAAP.

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

(d) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no repurchases of our common stock during the nine months ended September 30, 2008 under the stock repurchase program authorized by our Board of Directors in May 2007 that allowed us to repurchase up to $10 million of our common stock. The shares could be repurchased at times and prices as determined by management, and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases must be made in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Exchange Act, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.2†	Asset Purchase Agreement, dated as of September 18, 2008, by and among Shaw Environmental & Infrastructure, Inc., Shaw Environmental, Inc., Envirogen, Inc. and Registrant (1)

10.39	Settlement Agreement, dated as of September 18, 2008, by and among Shaw Environmental & Infrastructure, Inc., Shaw Environmental, Inc. and Registrant (1)

10.40†	Biological Materials Sales Agreement, dated as of September 18, 2008, by and between Shaw Environmental, Inc. and Registrant (1)

10.41	Resignation Letter Agreement, dated October 13, 2008, between the Registrant and Thomas C. Tekulve (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Registrant’s Current Report on Form 8-K on September 22, 2008
(2)	Filed with the Registrant’s Current Report on Form 8-K on October 14, 2008
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 10, 2009	BY:	/s/ W. CHRISTOPHER CHISHOLM
W. Christopher Chisholm
Chief Financial Officer
(Principal Financial and Accounting Officer)