Form 10-K
period 2008-12-31
Basin Water, Inc.
filed 2009-03-31
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $93.4 million based upon the closing price of the Registrant’s common stock on the NASDAQ Global Market on June 30, 2008. On March 23, 2009, there were 22,223,364 shares of common stock, par value $0.001, outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2009 Annual Meeting of Stockholders to be filed on or before 120 days after the end of the Registrant’s fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “Safe Harbor” created by those sections. Any such forward-looking statements would be contained principally in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of regulation our ability to continue as a going concern or the results of a strategic alternative review process. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

In 2008 and 2007, we derived most of our revenues from designing, assembling and servicing our proprietary ion-exchange systems for the treatment of contaminated groundwater for use as drinking water. Also, in 2008, we continued initiatives, both external and internal, to facilitate our transformation into a water services company focused on development of our technology+services business model. Using this model, we seek opportunities to combine proprietary or specialized technologies with long-term relationships built through performance-based service agreements to meet groundwater treatment, industrial water and wastewater treatment and resource recovery needs. By expanding the array of technologies we offer through our technology+services model beyond our proprietary ion-exchange technology, we believe we can expand the potential pool of customers, markets and geographic areas for our services.

In 2008, we derived substantially all of our revenues from our proprietary, ion-exchange, onsite regenerable treatment system. That system reduces groundwater contaminant levels in what we believe is an efficient, flexible and cost-effective manner. Our system produces what we believe are very low waste rates, can effectively treat medium-to-high volume requirements and is capable of removing multiple chemical contaminants at a single site. These systems regenerate the resin by using a salt brine solution to remove the contaminants from the resin so that it can be used again in the ion-exchange process. We market these systems to utilities, cities, municipalities, special districts, real estate developers and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants.

We are defining our municipal market opportunities in targeted geographic regions and our industrial market opportunities on a national basis. We believe that concerns over specific contaminants throughout the country may also provide opportunities for our technology and services, such as for treatment of chemical contaminants.

We are taking steps to become a next generation water services company that succeeds by combining the strengths of our existing businesses and employees with the offering of cutting edge technology and site-tailored solutions. We plan to employ this model across a broad range of treatment scenarios in municipal and industrial markets for the treatment of water and air streams.

We make available free of charge through our internet website our press releases, this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all other required filings with the Securities and Exchange Commission (SEC) and amendments thereto as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our internet website also contains our Code of Ethics. Our principal executive offices are located at 9302 Pittsburgh Ave., Suite 210, Rancho Cucamonga, California 91730, and our telephone number is (888) 481-6811. Our website address is www.basinwater.com. The information on our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K.

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

Beginning in the last quarter of 2006, and continuing throughout 2008, we focused our efforts on becoming a more diversified and predictable growth company by developing our technology+services business model and also implementing internal and external initiatives.

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

Our external initiatives included the Mobile Process Technology, Co. acquisition, and entering into a strategic alliance with Rohm and Haas Chemicals LLC, among others. In addition, we acquired the assets of a bioreactor and biofilter business, which we refer to as Envirogen, from Shaw Environmental, Inc. and its affiliates, which we refer to as Shaw.

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

We believe that a market opportunity exists in providing a solution for treatment of groundwater for drinking water. There are few economically attractive alternatives for treating groundwater at the wellhead. Customarily, water providers either shut down a contaminated well or blend the water with non-contaminated water to meet an MCL. Ion-exchange technology is acknowledged as a leading technology for groundwater treatment, including being designated by the DHS and EPA as a “best available technology” for treating groundwater for removal of contaminants. As compared to our ion-exchange technology, we believe many existing contaminant treatment technologies are costly, produce large amounts of waste, or are generally designed for large industrial installations rather than for wellhead treatment. We are actively pursuing opportunities to introduce our groundwater treatments systems across the United States where the opportunity exists to provide our technology+services offerings.

Demand for technology+services. We believe our technology+services offerings can be valuable to municipal and industrial customers. We believe there is demand by our customers for an offering that includes our technology combined with a long-term services agreement to provide services and maintenance with our performance guarantee for the life of the agreement.

Demand for treatment of wastewater and air streams, water reuse and the recovery of valuable commodities. We also believe there is demand for treatment of wastewater and air streams, water reuse and metals and commodities recovery systems and services. Many industrial facilities face increasingly stringent discharge requirements for industrial wastewater, driving demand for technological solutions like ours for wastewater treatment. We also believe that demand exists for applications through which our customers can reuse and recycle wastewater for process water needed for manufacturing or other industrial uses. Furthermore, we believe there is demand for technologies that are able to recover valuable commodities from wastewater streams.

Our Solution and Strengths

Basin Water onsite regenerable ion-exchange. Our proprietary onsite regenerable ion-exchange system is designed to treat groundwater contamination at the wellhead. We believe our multiple-bed system provides a safe, reliable and sustainable source of drinking water to our customers. Our system effectively treats water resulting in low waste rates, can be scaled to meet a customer’s requirements and has a small footprint. These systems are installed with telemetry to allow independent functionality. Approximately 58% of our revenues in 2008 were derived from sales and service related to these systems.

Our expanded technologies. We have made concerted efforts to expand our technology portfolio beyond proprietary onsite regenerable ion-exchange technology. While our ion-exchange technology continues to have potential in a variety of applications in the groundwater treatment market, we believe that additional opportunities exist for ion-exchange and absorptive media systems utilizing alternative methods of regeneration or media handling, and also technologies that can remove organic contaminants from water. Therefore, during 2007 we sought out and acquired the rights to ion-exchange technologies and other technologies that would enable us to address these opportunities through our September 2007 acquisition of Mobile Process Technology Co., which we refer to as MPT (see Note 3 to our consolidated financial statements), our November 2007 strategic alliance with a wholly owned subsidiary of Rohm and Haas Company named Rohm and Haas Chemicals, LLC, which we refer to as Rohm and Haas, and our 2007 agreement with Purifics ES Inc., which we refer to as Purifics, a licensed engineering firm headquartered in Ontario, Canada. In 2008, we acquired Envirogen, providing us with a bioreactor and biofilter business that includes the design and supply of fluidized bed, membrane, and suspended carrier bioreactors for the treatment of groundwater, wastewater and air streams in industrial, municipal and federal applications.

We believe these expanded technologies will enable us to address a large market of potential customers.

Our experienced management team. One of our developing strengths is our management team. Beginning in late 2006 and continuing into 2008, we bolstered our existing management team by hiring veterans from the water industry as well as other leading industries that have experience with technology and service offering business models. Most notably, our President and Chief Executive Officer joined Basin Water in October 2006 and brought the knowledge and experience to develop our business model. In addition, we have hired five senior managers all of whom had past experience in the water, wastewater and other related industries. We believe the management team we have assembled has significantly strengthened our ability to achieve our goal to develop and implement our technology+services business model.

Our Strategy

Next generation water services company. Our goal is to define, test and then implement the strategies necessary to become a “next generation” water services company—a company that can profitably offer predictable, competitive life-cycle costs. To do that we believe we must develop offerings and select opportunities that will generally involve pairing a proprietary or specialized technology with a service agreement to meet a defined set of customer needs. To date we continue to make progress as a provider of groundwater treatment systems and services to our customers throughout the United States, with an initial focus on the arid West. We plan to achieve these goals through the following strategies:

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

Extend our business and geographic reach throughout the United States. We have expanded our business reach beyond the arid West into other areas of the United States. In 2007, we began an internal organizational change and expansion through the assignment of dedicated management, sales, marketing, and technical support create five regions (West, Southwest, Southeast, Great Lakes and Northeast). In addition to our West regional office in Rancho Cucamonga, we developed a footprint in the Southeast with our facility in Memphis, a Southwest regional office in Houston and a sales presence in the Great Lakes. In 2008 we continued to expand our business reach through our Envirogen acquisition, which provided us with a footprint in the Northeast. We believe sales and marketing teams at the local level will be more effective because of their knowledge of and relationships with the municipalities within their region.

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

Our ion-exchange treatment systems are assembled on a build-to-order basis using raw materials from suppliers typically located in the United States and from predominantly “off-the-shelf” components for which there are generally multiple suppliers. In the past, we assembled our onsite regenerable and disposable ion-exchange treatment systems at our facility in Rancho Cucamonga, California and our offsite regenerable systems at our facility in Memphis, Tennessee. In 2008, we closed our assembling facility in Rancho Cucamonga, and we plan to outsource all future assembly operations that were previously conducted at our Rancho Cucamonga location.

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

Customers

Historically, we have marketed our ion-exchange treatment systems and services to groundwater customers that included utilities, municipalities, cities and other organizations that supply drinking water. By enhancing our technology+services offerings to include smaller ion-exchange treatment systems, offsite regeneration and organic removal capabilities, we believe we have expanded our potential customer base in the municipal market.

This expansion of our offerings also addresses industrial customers’ needs for wastewater treatment, air treatment, water reuse and the recovery of valuable commodities from wastewater streams including for oil and gas, power, mining and chemical companies.

At December 31, 2008 and 2007, respectively, we had 77 and 88 systems under binding contracts as follows:

	Year Ended December 31, 2008
	Quantity at Beginning of Year	Systems Commenced	Systems Placed in Service	Demo Systems Returned	Systems Returned or Cancelled	Quantity at End of Year

Systems installed and generating revenue under water service agreements	46	—	4	—	(1)	49
Systems installed under interim demonstration agreements	2	—	—	(2)	—	—
Systems in various stages of deployment	40	—	(4)	—	(8)	28

Total systems	88	—	—	(2)	(9)	77

	Year Ended December 31, 2007
	Quantity at Beginning of Year	Systems Commenced	Systems Placed in Service	Demo Systems Returned	Systems Returned or Cancelled	Quantity at End of Year

Systems installed and generating revenue under water service agreements	33	—	13	—	—	46
Systems installed under interim demonstration agreements	5	—	—	(3)	—	2
Systems in various stages of deployment	29	24	(13)	—	—	40

Total systems	67	24	—	(3)	—	88

In addition, we had 22 systems in progress in our Industrial and Envirogen business at December 31, 2008, which are for system sales only and do not involve related water service agreements:

Systems under contract and in progress	19
Systems under contract not yet started	3

Total	22

The following customers accounted for more than 10% of our revenues in the periods indicated:

	Year Ended December 31,
	2008	2007	2006
East Valley Water District	17%	*	*
Baldy Mesa Water District	*	24%	38%
California Water Service Group	*	12%	*
Shaw Environmental, Inc. (1)	*	*	21%

Totals	17%	36%	59%

*	Indicates a less than 10% customer during such period.
(1)	We were formerly parties to an arrangement pursuant to which Shaw provided site work, bonding and other services to Coachella Valley Water District.

As of December 31, 2008, our revenues backlog, assuming no further renewal of our long-term contracts, was $41.7 million, compared to our revenues backlog of $38.4 million at December 31, 2007.

Competition

We believe successful competition in our industry and markets is dependent on the following factors: (1) superior technology and (2) customer relationships.

Superior technology is an important factor for competition in our industry. The EPA has reviewed and accepted certain well-established technologies for use in drinking water applications and designated them as “best available technology.” Ion-exchange technology has already been designated as a “best available technology” by the EPA and by many state regulatory agencies. Ion-exchange technology is also frequently sought for industrial applications. We believe our rights to proprietary technologies provide us a competitive advantage in the municipal and industrial markets.

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

We believe our geographic expansion plans, placing our marketing and sales force closer to our customer locations, coupled with the ongoing interactions between our field service force and customers, also provide us with a competitive advantage. For those existing customers, our field services staff is often our onsite ambassadors who are able to spot and kindle future opportunities to increase the number of systems, or expand on our existing services at a customer site.

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

We have expanded our sales and marketing efforts beyond the arid West into other geographic areas of the United States. Beginning in late 2007 and continuing in 2008, we made organizational changes to assign dedicated management, sales and service, marketing, and technical support to create five regions (West, Southwest, Southeast, Great Lakes and Northeast). In addition to our West regional office in Rancho

Cucamonga, California, we developed a footprint in the Southeast with our facility in Memphis, Tennessee, a Southwest regional office in Houston, Texas in mid-2008, and a sales presence in the Great Lakes area. In 2008, we continued to expand our business reach through our Envirogen acquisition, which provided us with a footprint in the Northeast. We believe sales and marketing teams at the local level will be more effective because of their knowledge of and relationships with the municipalities within their region.

We have expanded our sales and marketing efforts through strategic relationships, including the Rohm and Haas alliance and the agreement with Purifics. Our sales team plans to use Rohm and Haas’ expertise and contacts in the water treatment industry to develop and manage our relationships with customers and our strategic relationships.

Other Significant Transactions

Rohm and Haas Alliance

Rohm and Haas Company is a global company that develops advanced materials for customers around the world. Its business spans the world: North America, Latin America, Europe, Middle East, Africa, and Asia-Pacific, with more than 100 manufacturing, technical research and customer service sites in 27 countries. It had annual sales of approximately US $9.5 billion in 2008. It is a publicly owned company whose stock is traded under the “ROH” symbol on the New York Stock Exchange.

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

Investment in Empire Water Corporation (Empire)

In May 2007, we entered into an agreement to acquire certain water rights and related assets. In December 2007, we sold to Empire the rights to purchase certain collective assets from unrelated parties including (a) a canal located in San Bernardino and Riverside counties in Southern California that is approximately eighteen miles in length, (b) rights to pump water from the San Bernardino Basin, and (c) other equipment and tangible and intangible personal property of the sellers. As consideration for the sale of these assets, we received 6,000,000 shares of Empire common stock, which represents an ownership interest of approximately 32% in Empire as of December 31, 2008. See Note 11 to our consolidated financial statements included in this report for additional detail.

In conjunction with the February 2009 settlement of a claim by one of our customers, we transferred 150,000 shares of Empire common stock to this customer as partial consideration of this claim (see Notes 11 and 25 to our consolidated financial statements). After the transfer of this common stock in 2009, we now own approximately 31% of the outstanding stock of Empire.

Envirogen Acquisition

On September 18, 2008, we acquired Envirogen, Shaw’s bioreactor and biofilter business, for approximately $1.5 million cash (subject to adjustment for working capital) plus the settlement of a disputed claim against Shaw for amounts we claimed to be owed by Shaw. The bioreactor and biofilter business includes the design and supply of fluidized bed, membrane, and suspended carrier bioreactors for the treatment of groundwater and wastewater streams in industrial, municipal and federal applications. The business also includes the design and supply of biofilters for the treatment of air streams from municipalities and industry for the removal of odor-causing and other contaminants. See Note 3 to our consolidated financial statements included in this report for additional detail.

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

Research and Development

Product development activities focus on lab and project related field work that includes 1) the design and evaluation of experimental ion-exchange processes and groundwater treatment systems for the removal of various contaminants, and 2) the development of processes involving an array of technologies useful in our expansion from an ion-exchange company to a commercial water treatment company. These development activities include piloting efforts on applications related to the removal of nitrate, arsenic and radionuclides from groundwater from groundwater. Additional activities include the piloting of media-based, and other, treatment technologies for the removal of synthetic and naturally occurring organic contaminants.

As a result of our acquisition of Envirogen in September 2008, we have enhanced our internal research and development capabilities to include process development related to laboratory and field scale pilot capabilities for the treatment of water and wastewater for the removal of both organic and inorganic constituents for groundwater remediation, wastewater treatment and potable water applications. We also acquired through Envirogen development capabilities for treatment methods for air streams containing odor-causing and other contaminants.

We had a sponsored research arrangement with the University of Nevada Las Vegas (UNLV) under which they were researching and testing certain aspects related to the regeneration of exchange resins that may be useful in a technology for biologically removing and destroying perchlorate load from spend ion-exchange resins, which we refer to as the BIONExchange™ process. Any intellectual property developed by us under the agreement is owned by us, any intellectual property developed by UNLV under the agreement is owned by UNLV, and intellectual property developed jointly will be jointly owned by the parties. Due to uncertainties surrounding the future commercial viability of this technology, we wrote off certain related costs totaling approximately $0.7 million during the quarter ended September 30, 2008 (see Note 12 to our consolidated financial statements). Our arrangement with UNLV was discontinued in the fourth quarter of 2008.

Our total research and development expenses were $1.2 million in 2008 and $0.6 million in both 2007 and 2006, respectively. In 2008, such costs included the write-off of certain assets related to the development of our proprietary BionExchange technology. Management determined this impairment was required due to uncertainties regarding the future commercial viability of the technology, which were in part, due to the economics of competing technologies with respect to biological processes intended to reduce the costs of treatment of contaminated water.

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

We have developed what we believe to be an innovative process design that significantly improves the economics of using ion exchange for groundwater treatment. As of December 31, 2008, we have two issued United States patents directed to a system and process for the removal of arsenic, one issued United States patent directed to a process for the removal of nitrate, one issued patent directed to a system and process for the removal of chromium, and two issued United States patents directed to processes for the removal of perchlorate. We also have three issued patents in the United States and in five European countries directed to our BIONExchange™ system and process, a proprietary process for biologically removing and destroying perchlorate load from used ion-exchange resins and alternatively from perchlorate-laden ion-exchange resin regeneration brines. We currently are developing a process through which we hope to remove radium from potable water sources, and for which we may seek patent protection.

In addition, we hold five pending United States utility patent applications, two pending United States provisional patent applications, nine pending foreign patent applications and one PCT on various aspects of our treatment processes. Our patents and patent applications as a group are related to ion exchange and the treatment of one or more of the following contaminants:

•	Arsenic

•	Calcium

•	Chromium VI

•	Magnesium

•	Nitrate

•	Perchlorate

•	Selenium

We employ the Basin Water IX™ software program for the operation of our system. We also use this software program for the design of our system to determine the most efficient operating parameters for our system based upon the contaminant profile of the water source being treated. We own federal trademark registrations for the marks Basin Water® and Basin Water IX®.

As part of our business procedures, we typically enter into confidentiality and invention assignment agreements, or have confidentiality provisions in agreements with our employees, independent contractors and consultants, and non-disclosure agreements with our customers, partners, independent contractors and consultants.

MPT, which we acquired in September 2007, holds five United States patents and eleven foreign patents related to various chemical manufacturing processes. These patents relate to 1) an improved process for the recovery of ethylene glycol from spent glycol generated in the manufacture of polyethylene terephthalate, 2) an improved separation process for the continuous catalytic oxidation of aromatic alkyls for the production of aromatic carboxylic acids in a liquid solvent medium, 3) an apparatus and method for the purification of waste wash water derived from the production of aromatic acids, 4) a method of polyester manufacturing using cross flow membrane filtration, and 5) a process for the recovery of molybdenum catalyst from the epoxidation reaction product of olefins with organic hydroperoxides.

MPT also has three pending United States patent applications related to processes for the treatment of the following contaminants: ammonia, arsenic and radium. MPT also has a pending patent application for the treatment of various contaminants using electrocoagulation.

The pending patent applications related to the treatment of radium, arsenic and ammonia have been assigned to us pursuant to our acquisition of MPT. In 2009, we plan to have the other patents and pending patent applications assigned to us.

MPT also holds trademark registrations for Hypersorb®, Hyperflux® and Chromasep®.

In 2008, with the Envirogen acquisition, we acquired rights to a patent portfolio relating generally to bioreactors, biofiltration systems, and related technologies useful for the treatment of wastewater and the reduction of contaminants. That patent portfolio includes 12 United States patents and 10 foreign patents related to technologies including, for example, mechanically mixed packed bed bioreactors, biomass separation apparatus and methods, biofiltration apparatus and methods, systems and methods for withdrawing permeate through a filter and for cleaning the filter in situ, fluidized bed reactors, systems and methods for inoculating biological reactors, and apparatus and methods for controlling biomass growth in suspended carrier bioreactors. That portfolio also includes 8 pending United States patent applications, 6 foreign patent applications and 3 PCTs related to these technologies.

Employees

As of December 31, 2008, we employed 83 full-time employees, one part-time employee and 20 employees leased from Shaw pursuant to our Envirogen acquisition. These leased employees became employees of the Company effective January 1, 2009. None of our employees are represented by a collective bargaining agreement. There are no pending labor-related legal actions against us filed with any state or federal agency. We believe our employee relations are good.

ITEM 1A.	RISK FACTORS

Risks Related to the Restatement

The restatement of our consolidated financial statements has had a material adverse impact on us, including increased costs and the increased possibility of legal or administrative proceedings.

Our consolidated financial statements for the years ended December 31, 2006 and 2007 and for the first quarter of 2008 were restated. As a result, we have become subject to a number of additional risks and uncertainties.

We have incurred substantial unanticipated costs for accounting and legal fees in 2008 in connection with the restatement of our consolidated financial statements. We filed an amendment to our Annual Report on

Form 10-K/A to restate our consolidated financial statements for the years ended December 31, 2007 and 2006, and we filed an amendment to our Quarterly Report on Form 10-Q/A to restate our consolidated financial statements for the quarter ended March 31, 2008. The restatement has caused and may continue to cause a significant diversion of management’s time and attention.

We have been named in a number of lawsuits that began in December 2007. As a result of the restatement of our 2007 and 2006, the plaintiffs in these lawsuits have made additional claims, expanded existing claims and expanded the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. As a result, we may incur additional substantial defense costs regardless of their outcome. Likewise, such events might cause an additional diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

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

Timely filing of annual and periodic reports with the SEC is required for continued listing under Nasdaq Marketplace Rule 4310(c) (14). In addition, the Nasdaq Global Market imposes, among other requirements, minimum bid and public float requirements. The price of our common stock must close at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq Global Market. Our common stock has been trading at a price below $1.00 per share. On October 16, 2008, The Nasdaq Stock Market announced the immediate suspension of its enforcement of the rules requiring a minimum $1.00 closing bid price and that it will not take any action to delist any security traded on the Nasdaq Global Market that fails to comply with the minimum $1.00 closing bid price requirement until January 19, 2009. On March 23, 2009, The Nasdaq Stock Market announced further suspension of its enforcement of these rules until July 2009. Consequently, for as long as Nasdaq’s rule suspension remains in effect, Nasdaq will not delist our stock if the closing bid price for our common stock falls below $1.00 per share during the rule suspension period. If the closing bid price of our common stock continues to fail to meet Nasdaq’s minimum closing bid price requirement at any time on or after July 20, 2009, or if we otherwise fail to meet all other applicable Nasdaq requirements, Nasdaq may make a determination to delist our common stock.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. As of and for the years ended December 31, 2007 and December 31, 2006, we have restated our consolidated financial statements, including each of the quarterly periods in 2007 and 2006, and we filed an amendment to our Quarterly Report on Form 10-Q/A to restate our consolidated financial statements for the first quarter of 2008. As previously reported, we identified a material weakness in our internal control over financial reporting that resulted from certain control deficiencies stemming from several significant changes within our Company, including changes in the organization structure, new information systems and our acquisition of MPT in the third quarter of 2007. In connection with the restatement of our consolidated financial statements, we have identified the following additional material weaknesses in our internal control over financial reporting:

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

As of December 31, 2008, we had approximately $11.5 million in cash and cash equivalents and as of March 30, 2009, we had approximately $8.5 million in cash and cash equivalents (excluding cash balances resulting from the consolidation of VL Capital, which funds of VL Capital are not available to us to support our liquidity needs). We have experienced significant negative cash flows from operating and investing activities between 2006 and 2008, and we expect to use additional cash for such activities for the foreseeable future. Our net losses incurred during the past two fiscal years ended December 31, 2008 and 2007 amounted to $32.5 million and $18.3 million, respectively. Unless and until we are able to generate sufficient revenues from our system sales and contract services, we expect such losses to continue in the future. Therefore, our ability to continue to operate our business over the next 12 months is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise capital to support our future operations.

Additional capital, whether obtained through financial markets (in the form of public or private debt or equity) or collaborative or other arrangements with water providers, corporate partners or from other sources, may not be available at all, when needed, or on terms acceptable to us. If additional funds are raised through the issuance of additional common stock, other equity securities or indebtedness, the percentage ownership of our then-current stockholders may be diluted substantially and the equity or debt securities issued to new investors may have rights, preferences or privileges senior to those of the holders of our then-existing capital stock.

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. These events in the credit markets as well as deteriorating market conditions have also had an adverse effect on other financial markets in the United States, including the equity markets, which we expect will make it very difficult and costly for us to raise capital through the issuance of common stock or other equity securities. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue operations, resulting in significant harm to our financial condition and prospects and a decline in our stock price. This raises substantial doubt as to our ability to continue as a going concern.

Our independent auditors’ report for the year ended December 31, 2008 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. The question about our ability to continue as a going concern may also limit our ability to obtain financing on acceptable terms or at all, and may limit our ability to obtain new business due to potential customers’ concern about our ability to provide water treatment and other services. If we are unable to continue as a going concern, we may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. In such a case, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

We have a limited operating history, have incurred significant operating losses in our first few years of operation and have not consistently achieved profitability on an annual basis.

We have a limited operating history and limited revenues derived from our operations. We began our business operations in December 1999 and did not generate our first revenues until 2002. Our revenues grew from $12.2 million in 2005 to $13.9 million in 2006, followed by a decline to $9.7 million in 2007 and an increase to $11.8 million in 2008. We have incurred significant net losses since our inception, including net losses of $1.3 million in 2003, $0.6 million in 2004, $13.5 million in 2006, $18.3 million in 2007 and $32.5 million in 2008. Our net loss in 2006 resulted in part from reserves we recorded in connection with certain of our contracts which have ongoing operating costs in excess of our contract revenues. In addition, our net loss in 2007 resulted in part from additional reserves we recorded in the third quarter of 2007. We took these reserves in connection with certain older legacy contracts when it became apparent that these projects would be operating at a loss for some period of time. In addition, we may find that additional contracts have ongoing operating costs in excess of revenues, which could have an adverse effect on future results of operations. Though we have taken steps in an effort to improve our business processes, we cannot assure you that these improved processes will positively impact our results of operations. At December 31, 2008, we had an accumulated deficiency of approximately $68.4 million. Even if these improved processes do positively impact our results of operations, we may not have sufficient capital to continue as a going concern.

Our operations prior to 2006 primarily focused on development of our technology and onsite regenerable ion exchange treatment systems, building our sales and marketing capabilities, commencing the commercial launch of these systems and developing and maintaining customer relationships. In late 2006 and throughout 2007 and 2008, we implemented several initiatives to improve our business model, but we cannot assure you that any of these initiatives will result in increased revenues or positively impact our financial results. In addition, our ability to successfully sell our systems and services depends on, among other things, the level of demand for contaminated groundwater treatment, which is an evolving market, and the demand for our technology and services in those geographic areas and markets into which we are expanding.

In 2008 and 2007, we had significant net losses and expect to continue to have significant net losses from our operations in the foreseeable future. Even if we do achieve significant revenues from our business operations, increased operating expenses associated with any expansion of our business may result in future operating losses in the near term as we, among other things:

•	market our technology+services offering to our customers;

•	seek to acquire new customers in the markets in which we are currently active;

•	expand our technology offering to broaden our reach into new markets, such as the industrial marketplace;

•	expand geographically throughout the United States pursuant to our regional structure;

•	make significant capital expenditures to support our ability to provide services under our recurring revenue contracts;

•	expand our internal sales force and develop strategic relationships with companies serving the water, wastewater, waste reduction, and resource recovery industries on a national basis;

•	fund development costs for our systems and technology;

•	incur costs associated with our litigation matters; and

•	incur increased general and administrative expenses, including increased costs as a result of being a public company.

As a result of these and other factors, we may not achieve, sustain or increase our profitability on an ongoing basis. If we are not able to achieve profitability, then we may be unable to continue as a going concern. Our independent auditors’ report for the year ended December 31, 2008 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. In such a case, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

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

Any of the foregoing factors, some of which are not within our control, may cause our operating expenses to be disproportionately high or cause our revenues and operating results to fluctuate, which could prevent us from maintaining or increasing our business or could harm our results of operations or result in our inability to continue as a going concern. In addition, our future revenues or our future operating expenses may not be consistent with our past results, which could adversely affect our stock price.

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

Our future success also will depend, in large part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees, particularly qualified sales, marketing and engineering personnel. As of December 31, 2008, we had 83 full-time employees, one part-time employee and 20 employees leased from Shaw pursuant to our Envirogen acquisition. These leased employees became employees of the Company effective January 1, 2009. Although we have expanded our sales force somewhat, we have a limited number of sales and marketing employees and consultants, as well as service employees who provide field and other services to our treatment systems. We may not succeed in identifying, attracting and retaining individuals who qualify for these positions. Further, competitors and other companies may attempt to recruit our employees. If we are unable to hire and retain adequate staffing levels, it may be difficult to increase sales of our systems or services or adequately support our installed systems, which could harm our business and prospects.

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

As of December 31, 2008, we had approximately 59 customers, including approximately 22 customers resulting from our acquisition of Envirogen in September 2008. This excludes approximately 140 small customers we added as a result of our acquisition of MPT. We had one customer who accounted for 17% of our revenues during 2008. Our customers may, upon the occurrence of certain circumstances, elect to terminate their contracts with us prior to their contractual expiration date and seek services from our competitors. In addition, upon the expiration of these contracts, our customers may decide not to renew such contracts with us. If we were to lose one or more of these significant customers for any reason, our revenues would decline significantly and our business, operating results and prospects would suffer.

We may face risks associated with our geographic expansion.

Our ability to expand our offering geographically will depend on our ability to recruit, hire, train and motivate sales, operations and field services personnel. If we are unsuccessful in gathering a critical mass of projects in a regional office, we may find it additionally difficult to leverage our overhead costs or to achieve and maintain the profitability of such regional office. Our operations in our regional offices, including our industrial operations office, will be far from our Southern California headquarters and will require additional management time and attention. Failure to properly supervise the personnel in these offices could result in loss of new business and potentially harm future sales prospects. In addition, as our systems and services for industrial customers become accepted in North America, these customers may require us to support their international activities which will require additional time and resources. Supporting the marketing, development, process design, and operations of potentially distant operations will further challenge our management team and operations and could cause harm to our business or operating results.

Most of our operations are conducted in our facilities in Southern California and our facility in Memphis, Tennessee. Disruptions at these facilities could increase our expenses.

Our headquarters are located in Southern California. Our central resin regeneration operations for our offsite regenerable treatment systems and our base of our operations servicing the industrial markets are located at our facility in Memphis, Tennessee. We take precautions to safeguard our facilities, including obtaining insurance, maintaining health and safety protocols, and using off-site storage of computer data. However, a natural disaster, such as an earthquake, fire or flood in Southern California or a tornado, flood or earthquake in Memphis, could cause a substantial interruption in our operations, damage or destroy our resin regeneration facility or inventory and cause us to incur additional expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case, which would require us to expend significant resources to replace any destroyed assets, thereby harming our financial condition and prospects significantly.

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

Our long-lived assets consist of property, equipment, acquired intellectual property, patents, trademarks and other intangible assets and goodwill. We regularly review the carrying amount of our long-lived assets. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business and significant negative industry or economic trends. If the carrying value of the asset exceeds projected undiscounted cash flows, the asset will be written down to its fair value, which could result in an impairment of our long-lived assets. Any impairment of our long-lived assets in the future may reduce our profitability and have a material adverse effect on our results of operations and financial condition. In 2008, we recorded an impairment charge in the approximate amount of $5.0 million to reduce the recorded goodwill resulting from our MPT acquisition. See Notes 3 and 9 to our consolidated financial statements for additional details. We may be required to record further impairment charges related to these or other assets in the future.

We own a large stake in Empire Water Corporation, and to the extent that it does not succeed, the value of our investment in Empire Water Corporation may decline further.

In 2007, we disposed of our rights to purchase certain water assets to Empire Water Corporation, or Empire, in exchange for approximately 32% of the outstanding stock of Empire. To the extent that Empire does not succeed in its operations or business or Empire experiences any material adverse event, the value of Empire’s common stock will likely decline, which would cause the value of our investment in Empire to decline. Because we record our investment in Empire under the equity method, a decline in the value of our investment would have an adverse effect on our financial position and results of operations.

In the quarter ended September 30, 2008, we determined that the value of our investment in Empire had declined and, as a result, we recorded a reduction of our investment and a related reduction in deferred revenue-affiliate through a charge to earnings in the approximate amount of $1.2 million. Any further decline in the value of our investment in Empire would require us to record additional charges to our earnings.

In conjunction with the February 2009 settlement of a claim by one of our customers, we transferred 150,000 shares of Empire common stock to this customer as partial consideration of this claim (see Notes 11 and 25 to our consolidated financial statements). After the transfer of this common stock in 2009, we now own approximately 31% of the outstanding stock of Empire.

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

On December 27, 2007 and January 2, 2008, two purported securities class action complaints were filed in the United States District Court for the Central District of California against our Company, Peter L. Jensen, Michael M. Stark and Thomas C. Tekulve (collectively referred to as the Basin defendants) for violations of the Exchange Act. These lawsuits, which contain similar allegations, are captioned Poulos v. Basin Water, et al., Case No. CV 07-8359 GW (FFMx) and Nofer v. Basin Water, et al., Case No. CV 08-0002 SGL (JCRx). The lawsuits were subsequently consolidated, and on October 3, 2008 a Consolidated Amended Complaint (CAC) was filed which alleges that the Company deliberately understated the reserves it took for certain unprofitable contracts, and committed various intentional violations of GAAP during a putative class period between November 14, 2006 and August 8, 2008 (the Federal Lawsuit). The suit does not state a specific amount of damages.

On February 19, 2009, we and our insurance carriers reached an agreement in principle to settle the class action with representatives of the class. The settlement is still subject to preparation of a final settlement agreement, following which we would intend to seek preliminary approval from the Court so that class members can receive notice of the settlement, providing them with the opportunity to accept its terms or to opt out and choose whether to pursue their own individual claims. Following a fair period of notice to the class, it would be our intention to seek final Court approval of the settlement and the dismissal of all claims against us. We deny all of the allegations in the lawsuit and believe that our disclosures were appropriate under the law. Nevertheless, we have agreed to settle the litigation in order to avoid costly and time-consuming litigation. We do not expect a cash effect of the settlement on our Company as the entire settlement amount is expected to be paid by our liability insurers.

On January 31, 2008, Loren Charif, a purported stockholder of our company, filed a shareholder derivative lawsuit in the Superior Court of the State of California, County of San Bernardino, against certain of our current and former executive officers and our current directors. The complaint assumes the truth of the aforementioned allegations in the federal securities class action lawsuits and in connection with those allegations alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code pertaining to allegations of improper selling. The suit does not state a specific amount of damages. On November 12, 2008, we obtained an order staying this action until a final determination occurs in the Federal Lawsuit.

On March 10, 2009, Demetrice Ledbetter, III, a purported shareholder of our company, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California against certain current and former executive officers and directors. The complaint assumes the truth of the aforementioned federal securities class action lawsuits and in connection with those allegations alleges, among other things, breaches of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and claims for contribution and indemnification. The suit does not state a specific amount of damages.

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

In the United States, many different federal, state and local laws and regulations govern the treatment and distribution of contaminated groundwater and disposal of attendant wastes. The increased interest in the treatment of contaminated groundwater due to increased media attention on the adverse health effects from contaminated drinking water may result in intervention by the EPA or state regulatory agencies under existing or newly enacted legislation and in the imposition of restrictions, fees or charges on users and providers of products and services in this area. These restrictions, fees or charges could adversely affect our customers, which could negatively affect our revenues. Conversely, the failure of the EPA or state regulatory agencies to act on a timely basis to set interim or permanent standards for pollutants such as MCLs, or to delay effective dates for standards for pollutants, grant waivers of compliance with such standards or take other discretionary actions not to enforce these standards, may decrease demand for our systems and services because our customers would not be required to bring their water into compliance with such regulatory standards. Changes in regulations affecting treatment of air streams, wastewater treatment or water reuse processes could also impact their need for our systems and/or services. We cannot predict whether there will be future legislation regarding the treatment and distribution of contaminated groundwater, the disposal of attendant wastes, wastewater treatment or water reuse processes. If there are significant changes in such laws and regulations, particularly if such laws and regulations become less stringent, such changes could weaken demand for our systems or services and cause our revenues to decline, thus harming our operating results and prospects.

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

The market environment in which we operate is dynamic and is characterized by evolving standards, the development of new technology, regulations which continually reduce the acceptable levels for contaminants and affect the means, methods and costs of disposing of wastes derived from groundwater treatment. Though barriers to entry in this market are arguably high, we expect that competition will intensify in the future. We believe that in a changing market, key competitive factors include:

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

Availability and cost of financing are significant factors that affect demand for our systems and services. Many of our customers can purchase our systems only when financing is available at a reasonable cost. Some customers seek to acquire our systems and services through a long-term contract. We may rely on third parties to purchase the systems that are then subject to long-term contracts with our customers. In certain cases, we may indemnify the third party for any financial damages caused by our default under our long-term services agreement with our customer. This exposes us to potential additional costs in the event of our failure to perform. In addition, if we are unable to contract with third parties to purchase our systems in connection with the placement of our systems with municipal or industrial customers, we would be faced with either keeping these systems on our balance sheet or requiring our customers to purchase the equipment outright. Our ability to continue to lease systems to our customers may be impacted by our liquidity situation. Requiring customers to purchase our systems outright may delay or prevent the sale to our customer, which could adversely affect our business and operating results.

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

In September 2007, we acquired MPT, which is located in Tennessee, for approximately $12.2 million, consisting of $6.9 million in cash and 462,746 shares of our common stock with a fair value of $5.3 million. In September 2008, we acquired Envirogen from Shaw. There can be no assurance that we will achieve higher revenues or benefit from any synergies as a result of these acquisitions. In 2008, we recorded an impairment charge related to the MPT assets we acquired.

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

The price of our common stock may decline, and the price of our common stock that prevails in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include:

•	the effects of the restatement of our financial statements;

•	our liquidity;

•	our ability to continue as a going concern;

•	failure of our systems or technology to achieve commercial success;

•	announcements of the introduction of new products or services by us or our competitors;

•	market conditions in our industry sectors;

•	developments concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our systems and services;

•	fluctuations in our quarterly operating results;

•	securities analysts coverage of our common stock;

•	deviations in our operating results from estimates;

•	additions or departures of key personnel;

•	price and volume fluctuations in the overall stock market from time to time;

•	the outcome of litigation;

•	general economic trends; or

•	sales of large blocks of our stock.

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

On October 23, 2008, we received comments from the Staff of the Division of Corporation Finance (the Staff) of the Securities and Exchange Commission (the SEC) with respect to our Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K), our Form NT 10-Q for the period ended June 30, 2008 and our Form 8-K dated August 11, 2008. We provided responses to these comments on November 6, 2008 and January 23, 2009. On February 10, 2009, we filed our Annual Report on Form 10-K/A for the year ended December 31, 2007 (the 2007 Form 10-K/A), our Quarterly Report on Form 10-Q/A for the period ended March 31, 2008, our Quarterly Report on Form 10-Q for the period ended June 30, 2008 and our Quarterly Report on Form 10-Q for the period ended September 30, 2008, which filings included disclosure to address the Staff’s comments in its October 23, 2008 letter.

On March 6, 2009, we received additional comments from the Staff with respect to our 2007 Form 10-K/A and our Quarterly Report on Form 10-Q/A for the period ended March 31, 2008. On March 30, 2009, we sent a letter to the Staff responding to these comments. The Staff’s unresolved comments that we believe are material relate primarily to the following:

•	Our disclosure with respect to the number of systems on order pursuant to binding contracts for sale or lease and the number are installed and under contract;

•	Our contracts that allow for renegotiation of terms to recover increased costs and the number of contracts under which systems are operational;

•	The difference in capital commitments in the 2007 Form 10-K and the 2007 Form 10-K/A;

•

Our analysis of the facts and circumstances that led to the application of FIN 46(R) and the consolidation of VL Capital (VLC) and Water Services Solutions (WSS) as well as why VLC and WSS were not separate reportable segments and the scheduled lease payments assigned to VLC and WSS;

•	Our unbilled receivables and revenues under the percentage of completion method;

•

Our determination of the market value of our shares of Empire Water Corporation (Empire), the accounting treatment of our equity in the net assets of the Empire and our gain with respect to the transaction with Empire;

•	Estimates with respect to our contract loss reserves and consideration of reserves for renewal periods; and

•	Our analysis in determining that there has been an impairment with respect to our investment in Empire.

We have considered the Staff’s comments in the preparation of this Annual Report on Form 10-K. The Staff may have further comments to this Annual Report on Form 10-K or our other filings, which may require us to amend this Annual Report on Form 10-K or other filings.

ITEM 2.	PROPERTIES

Facilities

Our corporate headquarters, finance and administration offices are located in Rancho Cucamonga, California where we occupy approximately 10,000 square feet under a lease expiring on February 14, 2013 at an initial annual cost of approximately $0.3 million with annual escalations. We have an option to extend the lease for an additional three years. Our rental expense in 2008 was approximately $0.3 million for this facility. This facility became our headquarters in November 2008. Prior to October 2008, we also occupied approximately 35,000 square feet under an additional lease expiring on March 31, 2011 comprising our former engineering and manufacturing facilities. In October 2008, we outsourced our production operations and vacated that facility. We are currently attempting to secure a sublease on this property.

We lease our Memphis facility from a limited liability company owned by the former stockholders of MPT. The facility is approximately 55,000 square feet. The lease provides for an annual base rent of $81,900 and an initial lease term of five years, with three 5-year options to extend the lease term. In 2008, we also leased warehouse and office space in Pasadena, California and outside Phoenix, Arizona, respectively. We terminated the Pasadena lease in the fourth quarter of 2008.

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

Property and Equipment

Property and equipment, net of accumulated depreciation, consisted of the following as of December 31, 2008 (in thousands):

Water treatment facilities	$14,812
Office furniture and equipment	680
Vehicles and trailers	451
Software and other	1,145
Machinery and equipment	2,945
Leasehold improvements	303
Construction in progress	11,558

31,894
Less: accumulated depreciation	3,640

Property and equipment, net	$28,254

ITEM 3.	LEGAL PROCEEDINGS

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

On February 19, 2009, we and our insurance carriers reached an agreement in principle to settle the class action with representatives of the class. The settlement is still subject to preparation of a final settlement agreement, following which we would intend to seek preliminary approval from the Court so that class members can receive notice of the settlement, providing them with the opportunity to accept its terms or to opt out and choose whether to pursue their own individual claims. Following a fair period of notice to the class, it would be our intention to seek final Court approval of the settlement and the dismissal of all claims against us. We deny all of the allegations in the lawsuit and believe that our disclosures were appropriate under the law. Nevertheless, we have agreed to settle the litigation in order to avoid costly and time-consuming litigation. We do not expect a cash effect of this settlement on our Company as the entire settlement amount is expected to be paid by our liability insurers.

On January 31, 2008, Loren Charif, a purported stockholder of our Company, filed a shareholder derivative lawsuit in the Superior Court of the State of California, County of San Bernardino, against certain of our current and former executive officers and our current directors. The complaint assumes the truth of the aforementioned allegations in the federal securities class action lawsuits and in connection with those allegations alleges, among other things, breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code pertaining to allegations of improper selling. The suit does not state a specific amount of damages. On November 12, 2008, we obtained an order staying this action until a final determination occurs in the Federal Lawsuit.

On March 10, 2009, Demetrice Ledbetter, III, a purported shareholder of our Company, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California against certain current and former executive officers and directors. The complaint assumes the truth of the aforementioned federal securities class action lawsuits and in connection with those allegations alleges, among other things, breaches of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and claims for contribution and indemnification. The suit does not state a specific amount of damages.

From time to time, we are involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which we believe are not material to the conduct of our business. With respect to these ordinary matters, management believes that we have adequate accruals for related costs, and we may also have effective legal defenses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table shows the range of market prices of Basin Water’s common stock for the last two fiscal years. Our common stock is traded on the Nasdaq Global Market under the symbol “BWTR”. There were 5,479 stockholders as of March 11, 2009.

	Stock Price Range
	High	Low
Year ended December 31, 2007
First Quarter 2007	$8.00	$6.18
Second Quarter 2007	$8.70	$6.20
Third Quarter 2007	$12.50	$8.70
Fourth Quarter 2007	$13.06	$5.66

Year ending December 31, 2008
First Quarter 2008	$9.00	$4.10
Second Quarter 2008	$6.47	$3.49
Third Quarter 2008	$4.75	$1.29
Fourth Quarter 2008	$1.97	$0.41

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

Repurchases of Securities

In May 2007, our Board of Directors authorized management to repurchase up to $10.0 million of shares of our common stock in the market from time to time. The shares could be repurchased at times and prices as determined by management, and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases must be made in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. There were no share repurchases in the fourth quarter of 2008.

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

	Years Ended December 31,
	2008(1)	2007(1)	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$11,778	$9,660	$13,890	$12,231	$4,307
Cost of revenues	12,240	19,527	18,692	7,130	2,562

Gross profit (loss) (2)	(462)	(9,867)	(4,802)	5,101	1,745
Research and development expense	1,167	564	634	651	316
Selling, general and administrative expense (3)	28,989	12,827	6,445	3,334	1,765

Income (loss) from operations	(30,618)	(23,258)	(11,881)	1,116	(336)
Other income (expense) (4)	(1,559)	5,066	(1,571)	(553)	(220)

Income (loss) before income taxes	(32,177)	(18,192)	(13,452)	563	(556)
Income tax provision (benefit)	—	—	—	—	—

Income (loss) before noncontrolling interest	(32,177)	(18,192)	(13,452)	563	(556)
Less: net income attributable to noncontrolling interest	(348)	(84)	—	—	—

Net income (loss)	$(32,525)	$(18,276)	$(13,452)	$563	$(556)

Net income (loss) per share:
Basic	$(1.49)	$(0.91)	$(0.84)	$0.06	$(0.06)
Diluted	$(1.49)	$(0.91)	$(0.84)	$0.04	$(0.06)
Weighted average common shares outstanding:
Basic	21,798	20,185	16,048	9,924	9,586
Diluted	21,798	20,185	16,048	12,849	9,586

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$11,954	$36,038	$54,567	$2,724	$1,704
Total assets	$61,176	$92,367	$87,458	$23,798	$11,723
Total long-term liabilities	$7,933	$9,157	$2,825	$7,357	$4,264
Redeemable convertible preferred stock	$—	$—	$—	$8,779	$8,183
Stockholders’ equity (deficiency)	$43,797	$73,817	$77,335	$3,809	$(2,290)

(1) —Includes	the results of operations of Mobile Process Technology Co. (MPT) acquired in September 2007 and the Envirogen business acquired in September 2008 (see Note 3 to our consolidated financial statements).
(2) —For	years 2008, 2007 and 2006, includes additions to reserves for future contract losses of approximately $0.1 million, $6.8 million and $3.7 million, respectively, offset by actual contract losses charged against reserves of approximately $1.2 million and $1.4 million for years 2008 and 2007, respectively (see Note 15 to our consolidated financial statements).
(3) —For	2008, includes a goodwill impairment charge of approximately $5.0 million (see Notes 3 and 9 to our consolidated financial statements).
(4) —For	2007, includes a $3.1 million gain related to our transaction with Empire Water Corporation (see Note 11 to our consolidated financial statements). Also, for 2008, includes an impairment charge of approximately $1.2 million related to our investment in Empire Water Corporation (see Note 11 to our consolidated financial statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, build and implement systems for the treatment of contaminated groundwater, industrial process water and air streams from municipal and industrial sources. We provide reliable sources of drinking water for many communities, and the ability to comply with environmental standards and recover valuable resources from process and waste water streams. We were initially incorporated in December 1999 and during our first two years of operations primarily focused on the development of our ion-exchange regenerable, onsite treatment system. The first permit to be issued by the California Department of Health Services, or DHS, to one of our customers for the operation of our system was issued in 2002. As of December 31, 2008, we had 77 systems on order or under contract with an aggregate installed capacity of approximately 115,000 acre-feet per year, or approximately 37.4 billion gallons per year.

At December 31, 2008 and 2007, respectively, we had 77 and 88 systems under binding contracts as follows:

	December 31,
	2008	2007
Systems installed and generating revenue under water service agreements	49	46
Systems installed under interim demonstration agreements	—	2
Systems in various states of deployment	28	40

Total systems	77	88

In addition, we had 22 systems in progress in our Industrial and Envirogen business at December 31, 2008, which are for system sales only and do not involve related water service agreements.

In 2008, we marketed our treatment systems and services primarily to utilities, cities, municipalities, special districts, real estate developers and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants. We marketed our treatment systems and services through our direct sales force, independent contractors and strategic relationships. As of December 31, 2008, our customers include Arizona American Water, California Water Service Group and American States Water Company, three of the largest investor-owned water utilities in the United States based on population served.

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

On September 14, 2007, we completed the acquisition of Mobile Process Technology Co. (MPT), a provider of technology and services to the water treatment and industrial process markets. This acquisition provides us with additional capabilities including expanded technological solutions, geographic presence and expanded customer base. It provides the ability to service and treat smaller capacity water systems than our previous product offering. In addition, in September 2008, we also acquired Envirogen from Shaw Environmental, Inc. and its affiliates.

Outlook

We believe that the following trends and uncertainties, among others, may impact our revenues, income, liquidity and cash flows:

•	The success of our internal marketing and sales organization in developing new customers and placing our treatment systems through sales or long-term contracts, which would increase our revenues;

•

Our success in placing our treatment systems throughout the nation pursuant to strategic relationships, efforts of our marketing and sales organization, expansion of our regional structure which would increase our revenues and may decrease our customer concentration and associated risk;

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

We will need to raise additional funds through public or private financings, debt financings, strategic relationships, or other arrangements and cannot assure that the funding will be available on attractive terms, or at all. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we are unsuccessful in our efforts to raise sufficient additional funds, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern.

Restatement of Historical Financial Statements

In February 2009, we restated our financial statements for fiscal years ended December 31, 2006 and December 31, 2007 and for the fiscal quarter ended March 31, 2008. See our Annual Report on Form 10-K/A for the years ended December 31, 2007 and 2006 and our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2008 for additional details.

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

Contract Loss Reserves

During the latter half of 2006 and in 2007, improvements to our management controls and accounting systems enabled us to more thoroughly analyze operating results for each water service agreement (WSA) and determine that certain, generally older contracts were operating at net cash flow losses. Under the WSAs, we provide to our customers operations and maintenance services for water treatment units previously sold or leased to our customers. These contracts have sustained increasing operating costs such as waste disposal and salt purchase costs as the direct result of higher fuel, salt and other third-party costs. Many of these contracts did not allow for the renegotiation of terms to recover such increased costs (see Water Service Agreements below). Management determined that these contracts would continue to generate net operating cash flow losses through the end of the contract period, and those additional contracts that were not yet operational, but which were scheduled to go on-line thereafter could have similar problems. Accordingly, we recorded a reserve for future contract losses in the amount of $3.7 million in the fourth quarter of 2006. This amount represented the losses which we expected to incur during the initial period of these contracts and does not include renewal periods, if any, related to such contracts. Actual losses on the underlying contracts are being charged against the reserve as incurred.

During 2007, as these contracts progressed and as additional older legacy contracts became operational and were operated during the busy, higher volume summer months, it became apparent by the third quarter of 2007 that the original reserve was not adequate. Management reviewed each contract’s financial performance and identified the future expected losses for these contracts, resulting in an approximate $6.8 million increase to the reserve (offset by approximately $1.4 million of actual contract losses charged against the reserve during 2007) for future contract losses, which was charged to cost of contract revenues during the third quarter of 2007. The increased contract loss reserve as of December 31, 2007 amounted to approximately $9.1 million (see Note 15 to our consolidated financial statements).

As part of its customary process and in connection with the preparation of its financial statements for the quarter ended June 30, 2008, the Company conducted its review of the adequacy of its reserve for contract losses. Based on the results of that review, which included the benefit of additional operating history, the Company determined that the overall contract loss reserve as of that date required only minor adjustment. As part of the process, certain adjustments were necessary to reallocate the total contract loss reserve to specific contracts to give effect to current estimates of future losses for such contracts. Included in the total contract loss reserve at December 31, 2008 is approximately $1.2 million related to service contracts for water treatment systems which have not yet become operational but are anticipated to go online in the future.

In December 2007, other than in contracts that had been previously negotiated, we began including provisions in our WSAs that allowed for us to pass through certain increased costs (primarily costs related to salt and waste transportation) to our customers.

Water Service Agreements

As of December 31, 2007, we had approximately 45 WSAs. This figure includes all WSAs to that date whether active or anticipated to become active once water treatment systems are installed. As of December 31, 2007, we were actively providing services pursuant to our WSAs for approximately 46 wells. As of December 31, 2007, we had approximately 28 wells expected to become operational at some time in the future. Some WSAs memorialize contract terms for multiple wells, and sometimes such multiple-well WSAs include wells that a) are active, b) will become active and c) were removed from the contract before becoming active. For those WSAs active as of December 31, 2007, the average remaining initial term in months is approximately 63 months. The services and fee structure for at least two WSAs is on a time and materials basis, while certain other WSAs are interim contracts under which the long-term WSAs are currently under negotiation, so their terms of service are not included in this calculation because they are more comparable to month-to-month service agreements. Of our approximately 45 WSAs, 38 allow us to increase fees based upon increases in consumer price index, 16 allow us to increase fees based upon increases in waste disposal costs (only three of which include specific reference to transportation costs), and one allows us to increase fees based upon increases in salt costs. Until the end of 2006, we did not have management controls and accounting systems to determine costs on a contract-by-contract basis, and thus we were unable to determine which individual wells and WSAs were experiencing increased costs beyond our initial cost assumptions as well as the amount by which we should increase our water treatment fees for any specific customer. These management controls and accounting systems continued to be developed and expanded throughout 2007, which enabled us to more fully assess the performance of individual wells and the specific causes for operating losses on a well-by-well basis, especially potential future operating losses for newly-contracted wells which were not yet operating. At the time of renewal of a long-term contract, we will either renegotiate the terms of the project by increasing our fees to take into account any increased costs for providing the services, or we will decline to renew the contract.

As of December 31, 2008, we had approximately 44 WSAs in effect. This figure includes all WSAs to that date whether active or anticipated to become active once water treatment systems are installed. As of December 31, 2008, we were actively providing services pursuant to our WSAs for approximately 52 wells. As of December 31, 2008, we had approximately 21 wells expected to become operational at some time in the future. Some WSAs memorialize contract terms for multiple wells, and sometimes such multiple-well WSAs include wells that a) are active, b) will become active and c) were removed from the contract before becoming active. For those WSAs active as of December 31, 2008, the average remaining initial term in months is approximately 49 months. The services and fee structure for at least two WSAs are on a time and material basis, while certain other WSAs are interim contracts under which the long-term WSAs are currently under negotiation, so their terms of service are not included in this calculation because they are more comparable to month-to-month service agreements. Of our approximately 44 WSAs, 40 allow us to increase fees based on increases in consumer price index, 19 allow us to increase fees based on increases in waste disposal costs (only five of which included specific reference to transportation costs), three allow us to increase fees based on increases in salt costs, and two allow us to increase fees based on increases in bag filters costs. At the time of renewal of a long-term contract, we will either renegotiate the terms of the project by increasing our fees to take into account any increased costs for providing the services, or we will decline to renew the contract.

Research and Development Expense

Research and development expense consists primarily of research material costs, payroll and payroll related costs for our research and development personnel and outside sponsored research and consulting expenses associated with the design, development and testing of new and existing technologies and systems.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of payroll and payroll related costs for our corporate management, finance, accounting, sales, marketing and administrative personnel, including commissions for our sales and marketing personnel. Also included in selling, general and administrative expense are overhead costs associated with these activities, marketing and promotion expenses, public company costs, director fees, audit and legal expenses, and charges for goodwill impairment.

Other Income (Expense)

Other income (expense) included in the statements of operations includes interest income, partially offset by interest and other expense. Additionally, other income (expense) includes certain transactions with Empire, an affiliate. Such transactions include the gain on sale to Empire in 2007, our equity in losses of Empire, and impairment losses with respect to our investment in Empire.

Net Income Attributable to Noncontrolling Interest

In 2007, the Company entered into agreements with two special-purpose entities, or SPEs (VL Capital, or VLC, and Water Services Solutions, or WSS) which were formed and owned by an outside third party to hold and facilitate financing of water systems leased our customers. We have concluded that, under FIN 46(R), we are the primary beneficiary of these SPEs because we are exposed to a majority of the expected losses through our interest in notes receivable from the SPEs. Because we are deemed to be the primary beneficiary of the SPEs, in accordance with FIN 46(R), the financial statements of the SPEs have been included in our consolidated financial statements. As of December 31, 2008, assets with a carrying amount of approximately $3.6 million are included in Property and Equipment and are collateral for debt of approximately $0.2 million included in Notes Payable. The holders of the SPE’s debt have no recourse to our general credit.

Because we have no ownership interest in VLC, and no control over its management or business operations, we have recorded the net income of VLC as attributable to a noncontrolling interest in our consolidated financial statements commencing with the sale of certain equipment to VLC in June 2007. The results of WSS were not material to our consolidated financial statements.

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

In conjunction with our September 2008 acquisition of Envirogen, we also engaged an independent third party to assess the fair value of the assets acquired in this transaction. The purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values, with approximately $1.2 million allocated to intangible assets with a weighted-average useful life of approximately nine years and approximately $0.3 million allocated to intangible assets with an indefinite useful life. Such intangible assets consist of a trade name in the amount of $0.3 million (indefinite useful life), distribution network in the amount of $0.1 million (six year useful life), backlog in the amount of $0.1 million (one year useful life) and patents in the amount of $1.0 million (10 year useful life). The excess of the net purchase price over the estimated fair value of assets acquired was approximately $1.1 million which was recorded as tax deductible goodwill.

During the third quarter of 2008, we recorded a charge to earnings of approximately $5.0 million to reduce the carrying value of the goodwill related to the MPT acquisition, which was included in selling, general and administrative expense. See Note 9 to our consolidated financial statements for a further discussion of this impairment charge.

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

The adoption of SFAS No. 123(R) resulted in approximately $2.5 million, $1.5 million and $0.7 million of expense in 2008, 2007 and 2006, respectively, and we anticipate that the adoption of SFAS No. 123(R) will result in approximately $1.7 million of expense in 2009 and approximately $0.7 million of expense thereafter, based upon options and other stock-based awards outstanding as of December 31, 2008.

•

Deferred Charges: During the first quarter of 2006 and the fourth quarter of 2005, we recorded deferred charges in an amount equal to the excess of the deemed fair value of our common stock over the exercise price of warrants issued during these periods. During these same two quarters, we also recorded deferred charges in an amount equal to the excess of the deemed fair value of our common stock over the exercise price of stock options issued during these periods. Such deferred charges have been or will be amortized as charges to the appropriate income statement classification over the period of the underlying transaction for which the warrants were issued in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

•

FIN 46(R): As discussed previously, in 2007, we entered into four transactions with respect to the sale of water treatment units to two special purpose entities, or SPEs (VL Capital, or VLC, and Water Services Solutions, or WSS). These sales were to be funded by third-party financial institutions. In addition to the sale of these units, the underlying agreements provided that the special purpose entity would have the right to receive the scheduled lease payments from the customers subject to the WSAs. VLC issued us a secured note as consideration for the water treatment units and related scheduled lease payments. We have concluded that the financial statements of these special purpose entities should be included in our consolidated financial statements in accordance with FIN 46(R), as we retained the majority of the risks underlying these transactions.

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

Results of Operations

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of revenues.

	Year Ended December 31,
	2008	% of Revenue	2007	% of Revenue	2006	% of Revenue
Revenues
System sales	$3,612	31%	$3,980	41%	$10,593	76%
Contract revenues	8,166	69%	5,680	59%	3,297	24%

Total revenues	11,778	100%	9,660	100%	13,890	100%

Cost of revenues
Cost of system sales	3,533	30%	6,443	67%	10,707	77%
Cost of contract revenues	7,773	66%	12,545	130%	7,562	54%
Depreciation expense	934	8%	539	6%	423	3%

Total cost of revenues	12,240	104%	19,527	203%	18,692	134%

Gross loss	(462)	-4%	(9,867)	-103%	(4,802)	-34%
Research and development expense	1,167	10%	564	6%	634	5%
Selling, general and administrative expense	28,989	246%	12,827	133%	6,445	46%

Loss from operations	(30,618)	-260%	(23,258)	-242%	(11,881)	-85%
Other income (expense)	(1,559)	-13%	5,066	52%	(1,571)	-11%

Loss before income taxes	(32,177)	-273%	(18,192)	-190%	(13,452)	-96%
Income tax benefit	—		—		—

Net loss before noncontrolling interest	(32,177)	-273%	(18,192)	-190%	(13,452)	-96%
Less: net income attributable to noncontrolling interest	(348)	-3%	(84)	-1%	—

Net loss	$(32,525)	-276%	$(18,276)	-191%	$(13,452)	-96%

Years Ended December 31, 2008 and 2007

Revenues, Cost of Revenues and Gross Loss

The following table summarizes the significant components of revenues, cost of revenues and gross profit (loss) for the year ended December 31, 2008 compared to the prior year.

	2008	2007	Increase (Decrease)
	(In thousands)
Revenues:
Large system sales	$—	$1,927	$(1,927)
Standard system sales	3,612	2,053	1,559
Contract operations	8,166	5,680	2,486

Total Revenues	11,778	9,660	2,118

Cost of Revenues:
Large system sales	—	4,274	(4,274)
Standard system sales	3,533	2,169	1,364
Contract operations	8,915	7,158	1,757
Net change in contract loss reserve	(1,142)	5,387	(6,529)
Depreciation expense	934	539	395

Total Cost of Revenues	12,240	19,527	(7,287)

Gross Profit (Loss):
Large system sales	—	(2,347)	2,347
Standard system sales	79	(116)	195
Contract operations	(1,683)	(2,017)	334
Reserve for future contract operations	1,142	(5,387)	6,529

Total Gross Loss	$(462)	$(9,867)	$9,405

Revenues

Revenues increased by $2.1 million, or 22%, to $11.8 million in 2008 from $9.7 million in 2007. Revenues recognized for sales of water treatment systems totaled approximately $3.6 million in 2008 compared to approximately $4.0 million in 2007. We acquired Envirogen in September 2008, which increased our 2008 system sales revenues by approximately $1.0 million. This partially offset a decrease of approximately $1.4 million in sales of water treatment systems from our existing operations. Revenues from system sales represented 31% and 41% of our total revenues during 2008 and 2007, respectively. Contract revenues increased to $8.2 million in 2008 from $5.7 million in 2007, an increase of $2.5 million, or 44%, as the number of systems placed in service with customers increased in 2008 compared to 2007. In addition, we acquired MPT in September of 2007 which increased our contract revenues.

Cost of Revenues

Cost of revenues decreased by $7.3 million, or 37% to $12.2 million in 2008 from $19.5 million in 2007. This decrease was primarily due to decreased sales of large groundwater treatment systems, which had generated a negative gross margin of $2.3 million in 2007. The cost of systems sold in 2007 was $6.5 million compared to $3.6 million in 2008. This decrease in cost is due to the unanticipated costs associated with a large system sale in 2007, as well as the small decrease in sales of water treatment systems as indicated above. Operating costs for our contract revenues increased by $1.8 million, or 25%, to $8.9 million in 2008 from $7.1 million in 2007. The increase in operating costs was primarily due to higher costs of waste disposal, salt, chemicals and increased field service labor expense, all as a result of having more systems placed in service with customers in 2008 compared to 2007. During 2008, we recorded approximately $1.1 million of net charges against the reserve for contract losses. As a result of management’s evaluations of certain loss contracts we recorded approximately $6.8 million reserve for future contract losses in 2007, offset by approximately $1.4 million of charges against the reserve (see “Management’s Discussion and Analysis of Financial Condition—Financial Operations Review” for a further discussion of this reserve).

Gross Loss

Our gross loss decreased to $0.5 million in 2008 from $9.9 million in 2007. Our gross loss as a percentage of revenue was negative 4% compared to negative 102% in 2007. This decrease in gross loss was primarily the result of an increase of $2.5 million in our gross margins on system sales. In addition, as noted above, in 2007, we recorded an increase to the reserve for future contract losses of approximately $6.8 million (offset by approximately $1.4 million of actual contract losses charged against the reserve) which severely impacted our operating profit. In addition to this reserve, the 2008 gross loss on our contract operations was $1.7 million prior to applying any charges against the contract loss reserve; this compared to a $2.0 million gross loss from contract operations in the prior year. In 2007, we experienced unanticipated increased costs on our large system sales, and we did not have similar unanticipated costs in 2008. In addition, we had MPT for the full year compared to three months in 2007 and this contributed to our gross margin. Finally, we had improved margins on our contract revenues due to the increase in some water service agreements and the containment of costs.

Research and Development Expense

Research and development expense was approximately $1.2 million and $0.6 million in 2008 and 2007, respectively. The increase in research and development expense during 2008 is primarily due to a charge to earnings of approximately $0.7 million to write off certain assets related to the development of our BionExchange technology. See Note 12 to the consolidated financial statements for further discussion. We also incurred research and development costs for outside consultant expense, research material costs and personnel costs.

Selling, General and Administrative Expense

The following table summarizes the significant changes in selling, general and administrative expense for the year ended December 31, 2008 compared to the prior year.

	2008	2007	Increase (Decrease)
	(In thousands)
Compensation and benefits	$7,728	$5,126	$2,602
Professional fees	5,025	1,619	3,406
Goodwill impairment	4,998	—	4,998
Restricted stock expense	1,407	875	532
Travel and entertainment	1,402	605	797
Stock-based compensation expense	1,080	831	249
Directors’ fees and public company costs	1,185	614	571
Severance, consulting and stock-based compensation— former Chairman and CEO	990	—	990
Building rent and occupancy costs	1,120	407	713
Amortization—intangibles	620	145	475
Bad debt expense	818	243	575
Outside selling, marketing & promotion	748	1,062	(314)
Restructure charges	598	—	598
Insurance	373	329	44
Sarbanes Oxley 404 expense	155	442	(287)
Other SG&A expense	742	529	213

Total SG&A Expense	$28,989	$12,827	$16,162

Selling, general and administrative expense increased by $16.2 million, or 127%, to $29.0 million in 2008 from $12.8 million in 2007. The increase was primarily due to the $5.0 million goodwill impairment charge related to MPT, recognized during the third quarter of 2008; an increase in compensation expense and related employee benefits of $2.6 million attributable to additional executive and management personnel and related costs to support planned growth (including approximately $0.5 million and $0.9 million added expense as a result of the September 2008 acquisition of Envirogen and the September 2007 acquisition of MPT, respectively); an increase in professional fees of $3.4 million, primarily due to higher legal fees incurred in connection with various litigation and the restatement of the Company’s financial statements; approximately $1.0 million of costs associated with the resignation of our former Chairman and CEO, which included a cash severance payment, stock-based compensation expense associated with options awarded in prior periods and consulting payments to be made over a two-year period; an increase of $0.8 million in travel expense due primarily to the expansion of our operations as a result of our acquisitions of MPT in September 2007 and Envirogen in September 2008; the accrual of $0.6 million in restructuring charges, representing the future operating lease obligations for the manufacturing facilities in California which were shut down during the fourth quarter of 2008; an increase in restricted stock expense of $0.5 million, primarily for restricted stock granted in October 2007; an increase in bad debt expense of $0.5 million because we recorded a 50% reserve against one of our outstanding system sale receivable which we believe had become a risk for collection. We recorded an increase of $0.5 million in directors fees and public company costs (as 2007 was our first full year as a public company); and a decrease of $0.4 million in outside selling, marketing and promotion.

Other Income (Expense)

The following table summarizes the significant changes in other expense for the year ended December 31, 2008 compared to the prior year.

	2008	2007	Expense (Increase) Decrease
	(In thousands)
Interest income	$714	$2,738	$(2,024)
Interest expense	(101)	(774)	673
Gain on sale to affiliate	—	3,094	(3,094)
Equity in loss of affiliate	(946)	—	(946)
Impairment of investment in affiliate	(1,231)	—	(1,231)
Other income	5	8	(3)

Total Other Income (Expense)	$(1,559)	$5,066	$(6,625)

We recorded other expense of $1.6 million in 2008 compared to other income of $5.1 million in 2008. The overall decrease in other income when compared to 2007 is primarily due to a gain on sale to an affiliate of $3.1 million recorded in the fourth quarter of 2007 as the result of the assignment to Empire of our contract to purchase certain water assets in exchange for Empire common stock (see Note 11 to our consolidated financial statements). Interest income decreased by $2.0 million, or 74%, from $2.7 million in 2007 to $0.7 million in 2008, as cash balances and interest rates declined throughout 2008 when compared to 2007. In the third quarter of 2008, we recorded a charge to earnings of approximately $1.2 million to write down the carrying value of our investment in Empire. Equity in loss of affiliate in 2008 represents our share of the net loss of Empire, an affiliate in which we have own an approximate 32% interest.

Years Ended December 31, 2007 and 2006

Revenues, Cost of Revenues and Gross Loss

The following table summarizes the significant components of revenues, cost of revenues and gross profit (loss) for the year ended December 31, 2007 compared to the prior year.

	2007	2006	Increase (Decrease)
	(In thousands)
Revenues:
Large system sales	$1,927	$5,694	$(3,767)
Standard system sales	2,053	4,899	(2,846)
Contract operations	5,680	3,297	2,383

Total Revenues	9,660	13,890	(4,230)

Cost of Revenues:
Large system sales	4,274	6,400	(2,126)
Standard system sales	2,169	4,307	(2,138)
Contract operations	7,158	3,838	3,320
Net change in contract loss reserve	5,387	3,724	1,663
Depreciation expense	539	423	116

Total Cost of Revenues	19,527	18,692	835

Gross Profit (Loss):
Large system sales	(2,347)	(706)	(1,641)
Standard system sales	(116)	592	(708)
Contract operations	(2,017)	(964)	(1,053)
Reserve for contract operations	(5,387)	(3,724)	(1,663)

Total Gross Loss	$(9,867)	$(4,802)	$(5,065)

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

	2007	2006	Increase (Decrease)
	(In thousands)
Compensation and benefits	$5,126	$2,535	$2,591
Professional fees	1,619	726	893
Outside selling, marketing & promotion	1,062	666	396
Restricted stock expense	875	93	782
Stock-based compensation expense	831	744	87
Directors’ fees and public company costs	614	174	440
Travel and entertainment	605	400	205
Sarbanes Oxley 404 expense	442	—	442
Insurance	329	263	66
Bad debt expense	243	65	178
Amortization—intangibles	145	—	145
Building rent and occupancy costs	407	286	121
Other SG&A expense	529	493	36

Total SG&A Expense	$12,827	$6,445	$6,382

Selling, general and administrative expense increased by $6.4 million, or 100%, to $12.8 million in 2007 from $6.4 million in 2006. The increase was primarily due to an increase in compensation expense and related employee benefits of $2.6 million attributable to additional executive and management personnel and related costs to support planned growth (including approximately $0.8 million added expense as a result of the September 2007 acquisition of MPT); an increase in professional fees of $0.9 million, primarily due to higher legal fees incurred in connection with various litigation; an increase in restricted stock expense of $0.8 million, primarily for restricted stock granted in October 2006; approximately $0.4 million of increased expense incurred in connection with the development and implementation of internal controls over financial reporting to comply with Section 404 of the Sarbanes Oxley Act of 2002; an increase of $0.4 million in directors fees and public company costs (as 2007 was our first full year as a public company); and an increase of $0.4 million in outside selling, marketing and promotion.

Other Income (Expense)

The following table summarizes the significant changes in other expense for the year ended December 31, 2007 compared to the prior year.

	2007	2006	Expense (Increase) Decrease
	(In thousands)
Interest income	$2,738	$2,061	$677
Interest expense	(774)	(674)	(100)
Gain on sale to affiliate	3,094	—	3,094
Amortization—fair value of warrants	—	(1,083)	—
Write off fair value of warrants	—	(1,524)	—
Write off loan acquisition costs	—	(357)	—
Other income	8	6	2

Total Other Income (Expense)	$5,066	$(1,571)	$3,673

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

In addition, during 2006, the write-off of approximately $1.5 million in unamortized fair value of warrants and the write-off of approximately $0.4 million in unamortized loan costs in connection with the repayment of amounts outstanding under our BWCA loan and our XACP Notes, as well as the amortization of fair value of warrants outstanding under our Aqua Note, all of which are more fully discussed below under “Liquidity and Capital Resources,” resulted in higher interest expense.

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

At December 31, 2008, we had approximately $11.5 million and as of March 30, 2009, we had approximately $8.5 million in cash and cash equivalents (excluding cash balances resulting from the consolidation of VL Capital, which funds of VL Capital are not available to us to support our liquidity needs).

We have experienced significant negative cash flows from operating and investing activities between 2006 and 2008, and we expect to use additional cash for such activities for the foreseeable future. Our net losses incurred during the past two fiscal years ended December 31, 2008 and 2007 amounted to $32.5 million and $18.3 million, respectively. Unless and until we are able to generate sufficient revenues from our system sales and contract services, we expect such losses to continue in the future. Therefore, our ability to continue to operate our business over the next 12 months is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise capital to support our future operations.

Additional capital, whether obtained through financial markets (in the form of public or private debt or equity) or collaborative or other arrangements with water providers, corporate partners or from other sources, may not be available at all, when needed, or on terms acceptable to us. If additional funds are raised through the issuance of additional common stock, other equity securities or indebtedness, the percentage ownership of our then-current stockholders may be diluted substantially and the equity or debt securities issued to new investors may have rights, preferences or privileges senior to those of the holders of our then-existing capital stock.

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. These events in the credit markets as well as deteriorating market conditions have also had an adverse effect on other financial markets in the United States, including the equity markets, which we expect will make it very difficult and costly for us to raise capital through the issuance of debt, common stock or other equity securities. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue operations, resulting in significant harm to our financial condition and prospects and a decline in our stock price. This raises substantial doubt as to our ability to continue as a going concern.

Our independent auditors’ report for the year ended December 31, 2008 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. The question about our ability to continue as a going concern may also limit our ability to obtain financing on acceptable terms or at all, and may limit our ability to obtain new business due to potential customers’ concern about our ability to provide water treatment and other services. If we are unable to continue as a going concern, we may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. In such a case, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

As previously announced, our Board of Directors has engaged Canaccord Adams to conduct a review of the Company’s strategic alternatives. These alternatives include the sale of some or all of our assets or stock, a merger or other business combination involving the Company, third party investment and other strategic alternatives. At this time, we believe that if a transaction occurs, the most likely will be a sale of substantially all of our assets (which may occur under Section 363 of the Bankruptcy Code) that is intended to result in a continuation of the Company’s current business. The Company and Canaccord Adams have engaged in confidential discussions with a number of potential counterparties regarding a strategic transaction, including a potential asset sale. However, there can be no assurance that these efforts will result in any specific transaction or that any transaction that is consummated will be favorable to our stockholders. We do not expect to disclose further developments regarding the process until the completion of the strategic alternatives review and a decision by the Board of Directors regarding a transaction or course of action.

We have invested substantially all of our available cash funds in money market funds placed with reputable institutions for which credit loss is not anticipated.

The following table summarizes our primary sources of cash in the periods presented:

	Years Ended December 31,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,070)	$(9,734)
Investing activities	(5,193)	(14,905)
Financing activities	179	6,110

Net decrease in cash and cash equivalents	$(24,084)	$(18,529)

Operating Activities

Net cash used by operating activities was $19.1 million during 2008 compared to net cash used in operating activities of $9.7 million during 2007. In addition to our 2008 net loss of $32.5 million compared to our 2007 net loss of $18.3 million, this increase in net cash used by operating activities was primarily attributable to a $2.6 million net change in accounts receivable (including unbilled receivables), a $6.8 million net change in contract loss reserves and a $2.6 million net change in accounts payable, offset in part by a $2.1 million net change in accrued liabilities. Our 2008 net loss included non-cash charges of $5.0 million for goodwill impairment, $1.2 million for impairment of our investment in an affiliate and $0.9 million representing equity in the loss of an affiliate. See Notes 9 and 11 to our consolidated financial statements for an additional explanation of these non-cash charges.

In general, accounts receivable arising from systems sales to customers are due in accordance with the provisions of the sales contract, which typically provide for payment terms of a few months. Historically, the Company frequently granted more liberal payment terms of up to one year or more for a significant portion of the contract price. In contrast, accounts receivable from systems placed under long-term operating contracts with customers are usually due within a much shorter period, generally within one month after the date services have been performed and the customer has been billed.

Investing Activities

Net cash used in investing activities was $5.2 million in 2008 compared to $14.9 million in 2006. The decrease in cash used in investing activities was due primarily to $6.2 million in cash paid as partial consideration for the acquisition of MPT, net of cash acquired compared to the $2.0 million in cash paid as consideration for the acquisition of Envirogen in September of 2008. Our capital expenditures were $5.6 million higher in 2007 compared to 2008. This decrease in capital expenditures was the result of more systems placed with customers under long-term contracts during 2007 than during 2008 since more customers chose to pay us under long term contracts rather than purchase systems, as well as the buildup of partially constructed treatment systems in 2007.

Financing Activities

Net cash provided by financing activities was $0.2 million in 2008 compared to cash provided by financing activities of $6.1 million in 2007. During 2007, net cash provided by financing activities included $8.1 million in net proceeds from exercise of common stock warrants offset by a decrease of $2.1 million in repayments of notes payable and capital lease obligations.

Capital Expenditures

Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Capital expenditures totaled $3.2 million, $8.7 million, and $4.7 million during the years ended December 31, 2008, 2007 and 2006, respectively. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts.

Depending on the availability of additional cash resources, we anticipate cash requirements of approximately $4.0 million to $5.0 million for capital expenditures during 2009 including expenditures for treatment systems delivered to customers under long-term contract arrangements.

Outstanding Indebtedness

At December 31, 2008, we had no outstanding indebtedness except for approximately $0.2 million in notes payable to a finance company, resulting from the consolidation of VL Capital, and a contract payable to a finance company of approximately $0.3 million. See Note 13 to our consolidated financial statements for further discussion.

Warrants Issued in connection with Indebtedness and other Transactions

In connection with the BWCA loan (which was repaid in full in May 2006), we issued to the lender warrants to purchase an aggregate of 717,450 shares of our common stock at an exercise price of $4.00 per share. These warrants expired in November 2008.

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

Subsequent to the Omnibus Agreement, during the last two quarters of 2007, holders of 56,066 warrants exercised such warrants through cashless exercises, and received 38,995 shares of our common stock. The remaining warrants outstanding under the Omnibus Agreement expired in November 2008.

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

Other than as described above, as of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2008:

Payments Due by Period	Less than 1 Year (2009)	1 to 3 Years (2010-2011)	3 to 5 Years (2012-2013)	More than 5 Years (After 2013)	Total
	(In thousands)
Long-term debt obligations	$408	$11	$52	$46	$517
Capital lease obligations	10	5	—	—	15
Operating lease obligations	886	1,301	292	—	2,479
Capital commitments (1)	5,030	—	—	—	5,030
Purchase commitments (2)	—	—	—	—	—

Totals	$6,334	$1,317	$344	$46	$8,041

(1) —	Represents estimated costs to complete groundwater treatment systems under current contracts with customers.
(2) —	There were no minimum purchase arrangements with vendors.

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

During 2007, as these contracts progressed and as additional older legacy contracts became operational and were operated during the busy, higher volume summer months, it became apparent by the third quarter of 2007 that the original reserve was not adequate. Management reviewed each contract’s financial performance and identified the future expected losses for these contracts, resulting in an approximate $6.8 million increase to the reserve for future contract losses (offset by approximately $1.4 million of actual contract loss charges against the reserve during 2007) which was charged to cost of contract revenues during the third quarter of 2007. During 2008, we reversed approximately $1.1 million of actual contract losses against the reserve. The reserve for future contract losses included on our balance sheet, both short- and long-term, as of December 31, 2008 was approximately $8.0 million.

Our business, particularly the revenues we receive from our long-term contracts, is moderately seasonal due to the impact of summer and hot weather conditions on the water requirements of our customers. In the summer and warmer months, our customers have a higher demand for water and must increase the utilization of their groundwater resources resulting in a higher volume of groundwater treated during these periods and thus higher revenues from our long-term contracts. Our net sales and net income have historically been lowest in the three-month periods ending December 31 and March 31, when the arid West generally faces cooler weather that reduces the utilization of groundwater sources, which in turn reduces the processing fees we receive from our long-term contracts. Historically, the impact of seasonality has been mitigated through the impact of the sales of our systems in certain periods.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. We were required to adopt SFAS No. 157 for our fiscal year beginning on January 1, 2008, prospectively applied, except for the provisions of SFAS No. 157 relating to nonfinancial instruments, which will be required to be adopted by us for our fiscal year beginning January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other specified items at fair value. We were required to adopt SFAS No. 159 for our fiscal year beginning on January 1, 2008, prospectively applied. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

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

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2008, we had no outstanding indebtedness except for $0.4 million of notes payable to a finance company through VL Capital. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole because we do not currently have any significant foreign customers nor do we enter into contracts with foreign entities except contracts denominated in United States currency, we do not consider it necessary to hedge against currency risk.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2008, the end of the period covered by this report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2008, and, in connection with the restatement of our financial statements for the years ended December 31, 2007 and 2006, we identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2008.

(b) Management’s Evaluation of Internal Control over Financial Reporting

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 as a result of the material weaknesses described below.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which is included in Item 8 of this Report.

The ineffectiveness of internal control over financial reporting as of December 31, 2008 stemmed from several significant factors. The organization structure was changing as we hired additional management, and we were establishing new accounting processes and procedures. Additionally, the integration of recently-acquired businesses, namely MPT in late 2007 and Envirogen in late 2008, caused additional changes to our organization structure and accounting systems. This placed additional stress on the organization and our internal controls as these new structures were being instituted within the Company. These changes in our management, reporting structure and our accounting systems and processes resulted in a material weakness in our internal control over financial reporting.

In connection with the restatement of our consolidated financial statements, we have identified the following material weaknesses in our internal control over financial reporting that continued to exist as of December 31, 2008:

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K were fairly presented in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2008 are fairly presented in accordance with GAAP.

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

Subject to the availability of resources in light of our liquidity situation, we intend to take the following additional remediation efforts:

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

(d) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to the officers and directors of the Company, other corporate governance matters and other information required under this Item 10 will either be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders (Proxy Statement) and incorporated herein by reference or will be included in an amendment to this Annual Report on Form 10-K to be filed on or prior to 120 days after the end of our fiscal year.

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

W. Christopher Chisholm has served as our Vice President and Chief Financial Officer since June 2008. From 2003 to 2008, Mr. Chisholm served as Executive Vice President, Finance & Administration and Chief Financial Officer of Veolia Water North America. Subsequent to the 1999 acquisition of USFilter by Veolia Environment, Mr. Chisholm served as Executive Vice President, Finance of US Filter until 2003. In 1997, Mr. Chisholm joined US Filter (prior to it becoming Veolia Water) as its Vice President and Group Controller for North American operations and later served as Vice President and Chief Financial Officer of USFilter’s Water & Wastewater Group until 1999. From 1991 to 1997, Mr. Chisholm served as Vice President and Chief Financial Officer of Mobley Environmental Services, which was acquired in 1997 by USFilter. Prior to his career in the environmental services and water industries, Mr. Chisholm spent 11 years in the audit practice of KPMG, an international public accounting and consulting firm, serving clients in a wide variety of industries. Mr. Chisholm is an accounting graduate of the University of Louisiana at Monroe and obtained his certification as a Certified Public Accountant in 1981.

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

Information relating to executive compensation and director compensation and other information required under this Item 11 will either be set forth in our Proxy Statement and incorporated herein by reference, except for the information set forth under the caption “Compensation Committee Report” which specifically is not incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K to be filed on or prior to 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of our common stock and other securities by certain persons and other information required under this Item 12 will either be set forth in our Proxy Statement and incorporated herein by reference or will be included in an amendment to this Annual Report on Form 10-K to be filed on or prior to 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence and other information required under this Item 13 will either be set forth in our Proxy Statement and incorporated herein by reference or will be included in an amendment to this Annual Report on Form 10-K to be filed on or prior to 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services and other information required under this Item 14 will either be set forth in our Proxy Statement and incorporated herein by reference or will be included in an amendment to this Annual Report on Form 10-K to be filed on or prior to 120 days after the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this report.

1. The following consolidated financial statements of Basin Water, Inc. and subsidiaries and Reports of SingerLewak LLP, independent registered public accounting firm, are included in this report:

•	Report of SingerLewak LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

2. List of financial statement schedules-Schedule II—Valuation and Qualifying Accounts.

3. List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

(B) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number		Exhibit Description
2.1	(1)	Agreement and Plan of Merger, dated August 31, 2007, by and among the Registrant, BW Acquisition Merger Sub, Inc., Basin Water-MPT, Inc., Mobile Process Technology, Co. and the stockholders of Mobile Process Technology, Co.

2.2	†(3)	Asset Purchase Agreement, dated as of September 18, 2008, by and among Shaw Environmental & Infrastructure, Inc., Shaw Environmental, Inc., Envirogen Inc. and the Registrant

3.1	(3)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(3)	Amended and Restated Bylaws of the Registrant

4.1	(3)	Form of the Registrant’s Common Stock Certificate

4.2	(3)	Registration Rights Agreement, dated June 28, 2005, among the Registrant and holders of Preferred Stock

4.3	(3)	Form of Common Stock Warrant

10.1	#(4)	Form of Amended and Restated Indemnification Agreement for Directors and Executive Officers

10.2	#(3)	2001 Stock Option Plan, as amended and restated and form of option agreement hereunder

10.3	#(5)	Amended and Restated Director Compensation Policy, dated March 27, 2007

10.4	#(3)	2006 Equity Incentive Award Plan and forms of option and restricted stock agreements hereunder

10.5	#(3)	2006 Employee Stock Purchase Plan

Exhibit Number		Exhibit Description
10.6	(3)	Standard Industrial/Commercial Single-Tenant Lease, dated June 7, 2002 between the Registrant and White Oak, LLC for the property located at 8731 Prestige Court, Rancho Cucamonga, California 91730

10.7	(3)	First Amendment to Standard Industrial/Commercial Single-Tenant Lease—Gross, dated August 4, 2004, between the Registrant and White Oak, LLC

10.8	(3)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Gross, dated February 15, 2006, between the Registrant and White Oak, LLC

10.9	#(6)	Employment Agreement, dated October 27, 2006, between Michael Stark and Registrant

10.10	#(7)	Amendment No. 1 to 2006 Equity Incentive Award Plan dated May 10, 2007

10.11	#(8)	Employment Agreement, dated June 29, 2007, between Scott Hamilton and Registrant

10.12	(9)	Omnibus Amendment to Business Loan Agreement and Warrants dated October 3, 2003, April 30, 2004, October 26, 2004 and February 10, 2006 between Registrant and BWCA I, LLC

10.13	(10)	Escrow Agreement, dated September 14, 2007, among Registrant, Mobile Process Technology, Co., the Stockholders’ Representative and Computershare Trust Company, N.A.

10.14	(10)	Lease Agreement, dated September 14, 2007, by and between Basin Water-MPT, Inc. and Craft Real Property, LLC

10.15	(10)	Form of Non-Compete and Non-Solicitation Agreement, dated September 14, 2007, by and between Registrant and the other parties thereto

10.16	†(4)	Alliance Agreement, dated November 14, 2007, between Rohm and Haas Chemicals LLC and Registrant

10.17	(11)	Assignment and Amendment Agreement, dated December 21, 2007, among Empire Water Corporation, Basin Water Resources, Inc. and Indian Hills Water Conservation Corporation, West Riverside Canal Company, West Riverside 350 Inch Company, Henry Cox and John L. West

10.18	(11)	Stock Purchase Agreement between Empire Water Corporation and Basin Water Resources, Inc., dated as of December 21, 2007

10.19	#(12)	Employment Transition and Consulting Agreement, dated February 19, 2008, between Peter L. Jensen and Registrant

10.10	(13)	Agreement to Sell and Purchase, dated September 14, 2007, between VL Capital LLC and Registrant

10.21	(13)	Term Loan Agreement, dated September 2007, and amendment, between VL Capital LLC and Registrant

10.22	(13)	Security Agreement, dated September 14, 2007 between VL Capital LLC and Registrant

10.23	(14)	Release of All Claims dated February 13, 2008 between the Registrant and GBM Newco, LLC

10.24	(15)	Employment Agreement between W. Christopher Chisholm and Registrant dated June 17, 2008

10.25	(16)	Basin Water, Inc. 2008 Annual Incentive Plan adopted on April 23, 2008

10.26	(16)	Second Amended and Restated Director Compensation Policy, effective as of May 6, 2008

Exhibit Number		Exhibit Description
10.27	(17)	Settlement Agreement, dated as of September 18, 2008, by and among Shaw Environmental & Infrastructure, Inc., Shaw Environmental, Inc. and Registrant

10.28	†(17)	Biological Materials Sales Agreement, dated as of September 18, 2008, by and between Shaw Environmental, Inc. and Registrant

10.29	#(18)	Resignation Letter Agreement, dated October 13, 2008, between the Registrant and Thomas C. Tekulve

10.30	(19)	Standard Multi-Tenant Office Lease, dated June 1, 2007, between the Registrant and Sixth & Pittsburgh, LLC

10.31	#(20)	Amended and Restated Employment Agreement, dated December 16, 2008, between Michael M. Stark and the Registrant

10.32	#(20)	Amended and Restated Employment Agreement, dated December 16, 2008, between Scott B. Hamilton and the Registrant

10.33	#(20)	Amended and Restated Employment Agreement, dated December 16, 2008, between Richard A. Reese and the Registrant

10.34	(21)	Settlement Agreement and Release, effective as of December 8, 2008, by and among Process Water Solutions, LLC, Veolia Water North America Operations Services, LLC, Clean Water Technologies, LLC, Dr. Phosphate, Inc., Basin Water-MPT, Inc., Registrant, Robert Gorgol, Robert Stark and Michael Stark

10.35	(21)	Settlement Agreement and Mutual General Release, effective as of February 5, 2009, by and among Registrant, BionBasin, Inc., Opus Trust, Inc. and Martin A. Benowitz, individually and as Trustee of the Martin A. Benowitz Qualified Profit Sharing Plan

23.1		Consent of SingerLewak LLP, independent registered public accounting firm (filed herewith)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on September 6, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on September 22, 2008.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 13, 2006, as amended.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 2, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2006.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 16, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2007.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 17, 2007.
(11)	Incorporated by reference to the Schedule 13D/A filed by the Registrant with respect to Empire Water Corporation on January 10, 2008.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 25, 2008.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on February 10, 2009.
(14)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q/A for the quarter ended March 31, 2008, filed on February 10, 2009.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2008.
(16)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the quarter ended June 30, 2008, filed on February 10, 2009.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 14, 2008.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2008.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 19, 2008.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2009.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.
*	These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not being incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated.

Basin Water, Inc. (Registrant)

BY:	/S/ MICHAEL M. STARK	BY:	/S/ W. CHRISTOPHER CHISHOLM
	Michael M. Stark Chief Executive Officer and Director (Principal Executive Officer)		W. Christopher Chisholm Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2009

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

Date: March 31, 2009

BASIN WATER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Basin Water, Inc. and subsidiaries

Rancho Cucamonga, California

We have audited the consolidated balance sheets of Basin Water, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of the Company listed in Item 15 (A). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31,2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 31, 2009 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SINGERLEWAK LLP

Irvine, California

March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Basin Water, Inc. and Subsidiaries

Rancho Cucamonga, California

We have audited Basin Water Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Evaluation of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2008, the Company lacked an effective internal control environment. Material weaknesses have been identified in the following transaction cycles:

•	Treasury and cash management

•	Cash disbursements cycle including payment for inventory purchases, fixed assets and payment for services.

•	Human resource management relating to payroll processing

•	Stockholders’ equity which includes the process of managing equity instruments issued by the Company

•	Financial control and reporting which includes monthly, quarterly and annual closing processes as well as communicating reporting requirements and proper disclosure requirements

•	Revenue recognition cycle relating to sales of water treatment units

•	Information technology controls and related systems such as non-integrated “manual” sub-ledgers

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 31, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Basin Water Inc has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of operations, stockholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2008 of Basin Water Inc and our report dated March 31, 2009 expressed an unqualified opinion.

/s/ SINGERLEWAK LLP

Irvine, California

March 31, 2009

BASIN WATER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$11,954	$36,038
Accounts receivable trade, net of $190 and $92 allowance for doubtful accounts	1,464	2,458
Accounts receivable under long-term contracts	3,776	709
Unbilled receivables, net of $544 and $208 allowance for doubtful accounts	2,234	7,357
Inventory, net of $246 and $79 reserves	1,387	975
Prepaid expenses and other	1,030	1,163

Total current assets	21,845	48,700

Property and equipment
Property and equipment	31,894	24,885
Less: accumulated depreciation	3,640	2,235

Property and equipment, net	28,254	22,650

Other assets
Goodwill	2,490	6,323
Unbilled receivables, net of current portion	—	3,653
Intangible assets, net	2,382	2,468
Patent costs, net	3,233	2,274
Investment in affiliate	1,857	4,632
Other assets	1,115	1,667

Total other assets	11,077	21,017

Total assets	$61,176	$92,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,485	$3,553
Current portion of notes payable	408	239
Current portion of capital lease obligations	10	11
Current portion of deferred revenue and advances	1,280	266
Current portion of contract loss reserve	1,542	2,109
Accrued expenses and other	3,289	3,131

Total current liabilities	9,014	9,309

Notes payable, net of current portion	109	113
Capital lease obligations, net of current portion	5	15
Deferred revenue, net of current portion	257	391
Deferred revenue—affiliate	797	1,456
Contract loss reserve, net of current portion	6,428	7,003
Other long-term liabilities	337	179

Total liabilities	16,947	18,466

Noncontrolling interest	432	84

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value—100,000,000 shares authorized, 22,205,923 and 21,948,704 shares issued and outstanding	22	22
Additional paid-in capital	112,698	110,193
Treasury stock	(552)	(552)
Accumulated deficiency	(68,371)	(35,846)

Total stockholders’ equity	43,797	73,817

Total liabilities and stockholders’ equity	$61,176	$92,367

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues
System sales	$3,612	$3,980	$10,593
Contract revenues	8,166	5,680	3,297

Total revenues	11,778	9,660	13,890

Cost of revenues
Cost of system sales	3,533	6,443	10,707
Cost of contract revenues	7,773	12,545	7,562
Depreciation expense	934	539	423

Total cost of revenues	12,240	19,527	18,692

Gross loss	(462)	(9,867)	(4,802)
Research and development expense	1,167	564	634
Selling, general and administrative expense	28,989	12,827	6,445

Loss from operations	(30,618)	(23,258)	(11,881)

Other income (expense)
Interest income	714	2,738	2,061
Interest expense	(101)	(774)	(3,638)
Gain on sale to affiliate	—	3,094	—
Equity in loss of affiliate	(946)	—	—
Impairment charge—investment in affiliate	(1,231)	—	—
Other income (expense)	5	8	6

Total other income (expense)	(1,559)	5,066	(1,571)

Loss before income taxes	(32,177)	(18,192)	(13,452)
Income tax benefit	—	—	—

Loss before noncontrolling interest	(32,177)	(18,192)	(13,452)
Less: net income attributable to noncontrolling interest	(348)	(84)	—

Net loss	$(32,525)	$(18,276)	$(13,452)

Net loss per share:
Basic	$(1.49)	$(0.91)	$(0.84)
Diluted	$(1.49)	$(0.91)	$(0.84)
Weighted average common shares outstanding:
Basic	21,798	20,185	16,048
Diluted	21,798	20,185	16,048

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficiency	Totals
	Shares	Amount
Balance—January 1, 2006	10,303	$7,927	$—	$—	$(4,118)	$3,809
Issuance of common stock for services	213	—	—	—	—	—
Reincorporation at time of initial public offering	—	(7,917)	7,917	—	—	—
Net proceeds from sale of common stock in the initial public offering	6,900	7	75,171	—	—	75,178
Conversion of preferred stock to common	2,362	3	8,776	—	—	8,779
Stock options exercised	110	—	163	—	—	163
Stock-based compensation expense	—	—	676	—	—	676
Fair value of options issued	—	—	495	—	—	495
Fair value of warrants issued	—	—	1,687	—	—	1,687
Net loss	—	—	—	—	(13,452)	(13,452)

Balance—December 31, 2006	19,888	20	94,885	—	(17,570)	77,335
Stock options exercised	225	—	527	—	—	527
Warrants exercised	1,389	2	8,058	—	—	8,060
Stock-based compensation expense	—	—	1,457	—	—	1,457
Deferred stock compensation	70	—	—	—	—	—
Fair value of stock issued for acquisition	462	—	5,266	—	—	5,266
Repurchase of common stock	(85)	—	—	(552)	—	(552)
Net loss	—	—	—	—	(18,276)	(18,276)

Balance—December 31, 2007	21,949	22	110,193	(552)	(35,846)	73,817
Stock options exercised	29	—	25	—	—	25
Stock-based compensation expense	—	—	2,480	—	—	2,480
Deferred stock compensation	228	—	—	—	—	—
Net loss	—	—	—	—	(32,525)	(32,525)

Balance—December 31, 2008	22,206	$22	$112,698	$(552)	$(68,371)	$43,797

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(32,525)	$(18,276)	$(13,452)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	1,966	798	748
Stock-based compensation expense	2,480	1,457	676
Amortization of deferred compensation	119	188	256
Bad debt expense	818	243	65
Gain on sale to affiliate	—	(3,094)	—
Equity in loss of affiliate	946	—	—
Net income attributable to noncontrolling interest	348	84	—
Impairment of goodwill	4,998	—	—
Impairment of investment in affiliate	1,231	—	—
Issuance of warrants for services	—	—	95
Write off of loan acquisition costs	—	—	401
Changes in operating assets and liabilities:
Accounts receivable	(2,491)	530	2,296
Unbilled receivables	4,311	2,520	(8,783)
Inventory	(251)	145	(329)
Prepaid expenses and other	200	(472)	(445)
Accounts payable	(1,068)	1,560	(548)
Deferred revenues	215	(22)	(501)
Accrued expenses and other	103	(1,762)	2,235
Contract loss reserve	(1,142)	5,387	3,725
Other assets and other liabilities	672	980	1,931

Net cash used in operating activities	(19,070)	(9,734)	(11,630)

Cash flows from investing activities
Purchase of property, plant and equipment	(3,176)	(8,705)	(4,667)
Acquisition of business, net of cash acquired	(1,997)	(6,169)	—
Collection of notes receivable	—	—	100
Patent costs	(20)	(31)	(99)

Net cash used in investing activities	(5,193)	(14,905)	(4,666)

Cash flows from financing activities
Issuance of common stock	—	—	75,178
Repurchase of common stock	—	(552)	—
Proceeds from stock option exercises	25	527	163
Proceeds from warrant exercises	—	8,060	—
Proceeds from notes payable	457	500	2,000
Loan origination fees	—	—	(100)
Repayments of notes payable and capital lease obligations	(303)	(2,425)	(9,102)

Net cash provided by financing activities	179	6,110	68,139

Net increase (decrease) in cash and cash equivalents	(24,084)	(18,529)	51,843
Cash and cash equivalents, beginning of period	36,038	54,567	2,724

Cash and cash equivalents, end of period	$11,954	$36,038	$54,567

See accompanying Independent Registered Public Accountant’s Report.

The accompanying notes are an integral part of these consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1—Business Activity and Basis of Presentation

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

In 2007, the Company entered into transactions with respect to the sale of water treatment systems to two special purpose entities (VL Capital, or VLC and Water Services Solutions, or WSS) that were to be funded by third-party financial institutions. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities—Deferral for Certain Interests, Revised December 2003 (FIN 46 (R)), the Company has concluded that the financial statements of VLC and WSS should be consolidated with those of the Company. Accordingly, the Company’s consolidated financial statements for the periods presented herein include these entities.

In September 2008, the Company acquired the bioreactor and biofilter business (Envirogen) of Shaw Environmental & Infrastructure, Inc. (Shaw) for $1,500 cash (subject to adjustment for working capital) plus the settlement of a previously disputed claim against Shaw for amounts the Company claimed to be owed by Shaw. The dispute involved an ion exchange unit purchase agreement executed by the Company and Shaw in December 2005 which was structured as a $5,000 sale of water treatment units by the Company to Shaw in two parts. In the settlement, Shaw relinquished its claims or rights under the 2005 purchase agreement generally, and in particular to the ion exchange unites that were the subject of the agreement. In the transactions, the Company acquired the assets of Envirogen, which include the design and supply of fluidized bed, membrane and suspended carrier

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 1—Business Activity and Basis of Presentation (continued)

bioreactors for the treatment of groundwater and wastewater streams in industrial, municipal and federal applications. The business also includes the design and supply of biofilters for the treatment of air streams from municipalities and industry for the removal or odor-causing and other contaminants.

Capital Resources

The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. As of December 31, 2008, the Company had approximately $11,500 in cash and cash equivalents (excluding cash balances resulting from the consolidation of VL Capital, which funds of VL Capital are not available to us to support our liquidity needs). The Company has experienced significant negative cash flows from operating and investing activities between 2006 and 2008, and expects to need additional cash for such activities for the foreseeable future. The Company’s net losses incurred during the fiscal years ended December 31, 2008 and 2007 amounted to $32,500 and $18,300, respectively. Unless and until the Company is able to generate sufficient revenues from its system sales and contract services, it expects such losses to continue in the future. Therefore, the Company’s ability to continue to operate as a going concern is highly dependent on the amount of cash and cash equivalents on hand combined with its ability to raise capital to support future operations. Additional capital, whether obtained through financial markets or collaborative or other arrangements with water providers, corporate partners or from other sources, may not be available at all, when needed, or on terms acceptable to the Company. This raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s independent auditors’ report for the year ended December 31, 2008 includes an explanatory paragraph stating that these recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to continue as a going concern, it may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. In such a case, the Company may have to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that investors will lose all or a part of their investment.

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

In the case of contracts under which the Company owns the system, the customer is obligated to pay the Company the fixed capital component of the system on a monthly basis. These arrangements are classified and treated as operating leases under Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, because they meet the four criteria of an operating lease: 1) there is no transfer of title; 2) there is not a bargain purchase option; 3) the lease term is substantially shorter than the economic life of the system; and 4) the present value of the capital component payments is less than 90% of the fair value of the water treatment system at the inception of the contract. For water treatment systems which are owned by the Company and leased to its customers, the capital recovery portion of the payment stream from the customer is determined at the outset of the lease contract based on capital value and the lease term. Consequently, these payments, and the recoverability of the related assets, are not affected by the operating losses sustained under the water service agreements, as described in Note 15.

Accounts Receivable

In general, accounts receivable arising from systems sales to customers are due in accordance with the provisions of the sales contract, which may provide for extended payment terms ranging from several months to one year or more for a significant portion of the sales price. In contrast, accounts receivable from systems placed under long-term contracts with customers are usually due within a much shorter period of time, generally within one month after the date services have been performed and the customer has been billed. Accordingly, in periods in which the Company’s revenues from system sales are higher relative to revenues from long-term contracts, the collection of accounts receivable will be much slower due to the nature of the sales contracts. Management has assessed the collectability of accounts receivable and recorded an allowance for doubtful accounts of $734 and $300 based upon this assessment at the end of December 31, 2008 and 2007, respectively.

Unbilled receivables generally arise from the recording of revenue under the percentage-of-completion method. As such, unbilled revenues are reclassified as accounts receivable when the invoice is sent to the customer in accordance with contractual terms.

Inventory

Inventory consists primarily of raw materials and supplies. Inventory items are stated at the lower of cost, on a first-in, first-out (FIFO) basis, or market. Physical counts of inventory are conducted periodically to help verify the balance of inventory. A reserve is maintained for obsolete inventory, if appropriate. During the years ended December 31, 2008 and 2007, the Company recorded increases to its reserves for slow-moving inventory of $167 and $41, respectively. The Company considers inventory to be obsolete when it is no longer usable as a system component.

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

The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, the Company would measure an impairment loss in an amount equal to the excess of the carrying amount over the discounted cash flows. Other than the impairment charge related to the Company’s investment in Empire Water recorded in the year ended December 31, 2008 (see Note 11), no impairment losses were recorded for the years ended December 31, 2008, 2007 and 2006.

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

Patents

At December 31, 2008 and 2007, the Company had incurred cumulative legal fees in the amount of $620 and $495, respectively, as a result of application for a series of patents. At the time the patents are received, all costs incurred in obtaining the patents are then amortized over their estimated useful lives of 17 years. In addition, the Company acquired patents with a fair value of $1,812 as a result of the acquisition of MPT in September 2007, and also acquired patents with a fair value of $966 as a result of the acquisition of Envirogen in September 2008. These acquired patents have estimated remaining useful lives of 10 to 17 years. The amount of patent amortization expense was $612, $29 and $3 for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and Development Expenses

Research and development expenses are charged to operations in the year incurred. Research and development expenses totaled $1,167, $564 and $634 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Empire has a fiscal year end of June 30 while the fiscal year end of the Company is December 31. The Company does not control the management or accounting functions of Empire and thus cannot control the

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

determination of the June 30 fiscal year end. In accordance with paragraph 19 of APB 18, the Company records its share of the earnings or losses of Empire from the most recent available financial statements. For the quarterly period ended March 31, 2008, the Company recorded an estimate of its share of Empire’s net loss. For the quarterly periods ended June 30, 2008, September 30, 2008, and December 31, 2008, the Company recorded its share of Empire’s loss based upon Empire’s actual financial results. After the quarter ended December 31, 2008, the Company expects to record its equity in the income or loss of Empire three months in arrears, which will be calculated based upon the most recently available financial statement published by Empire in accordance with APB 18.

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

The long-term liability “deferred revenue—affiliate” represents the Company’s deferral of the gain on sale to Empire of its proportional 32% interest in Empire.

Special Purpose Entities

In 2007, the Company entered into agreements with two special-purpose entities, or SPEs (VL Capital, or VLC, and Water Services Solutions, or WSS) which were formed and owned by an outside third party to hold and facilitate financing of water systems leased to the Company’s customers. The Company has concluded that, under FIN 46(R), it is the primary beneficiary of these SPEs because the Company is exposed to a majority of the expected losses through its interest in notes receivable from the SPEs. Because the Company is the primary beneficiary of the SPEs, in accordance with FIN 46(R), the financial statements of both SPEs have been consolidated with those of the Company. As of December 31, 2008, assets with a carrying amount of $3,565 are included in Property and Equipment and are collateral for debt of $155 included in Notes Payable. The holders of the SPE’s debt have no recourse to the general credit of the Company.

Net Income Attributable to Noncontrolling Interest

Because it has no ownership interest in VLC and no control over its management or business operations, the Company has recorded the net income of VLC as attributable to a noncontrolling interest in the consolidated financial statements commencing with the sale of certain equipment to VLC in June 2007. The results of WSS were not material to the Company’s consolidated financial statements.

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

Other than the above, there have been no recent accounting pronouncements issued which would impact the Company’s consolidated financial statements.

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

Current assets	$2,631
Property, plant and equipment	2,191
Goodwill	6,323
Intangible assets	4,238

Total assets acquired	15,383

Current liabilities	(2,754)
Long-term debt	(266)
Other liabilities	(179)

Total liabilities assumed	(3,199)

Net assets acquired	$12,184

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Acquisitions (continued)

During the quarter ended September 30, 2008, the Company determined that the goodwill related to the MPT acquisition was impaired, and recorded a charge to earnings of approximately $5,000 to reduce the carrying value of goodwill. See Note 9 for a further discussion of this impairment charge.

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

The aggregate purchase price for Envirogen was approximately $4,100, consisting of cash consideration of approximately $2,000 (including adjustments and transaction costs) of cash and the satisfaction of approximately $4,700 of accounts receivable and accrued interest owed to the Company by Shaw (as described in the previous paragraph), less approximately $2,600 representing the fair value of the water treatment systems returned by Shaw to the Company. The fair value of the water treatment systems was determined by management through an evaluation of the current replacement cost of equivalent systems, less the expected costs to sell such systems.

A valuation of Envirogen’s property and intangible assets is in the process of being developed; accordingly, the allocation of the purchase price is subject to refinement. The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$890
Property, plant and equipment	1,132
Goodwill	1,140
Intangible assets	1,524

Total assets acquired	4,686

Current liabilities	(584)
Other liabilities	—

Total liabilities assumed	(584)

Net assets acquired	$4,102

The purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values, with approximately $1,100 allocated to intangible assets with a weighted-average useful life of approximately nine years and approximately $400 allocated to intangible assets with indefinite useful lives.

Acquired intangible assets consist of contract backlog in the amount of $83 (one year useful life), distribution network in the amount of $112 (six year useful life), patents in the amount of $966 (10 year useful life) and trade name in the amount of $363 (indefinite useful life). The excess of the net purchase price over the estimated fair value of assets acquired was approximately $1,100 which was recorded as tax deductible goodwill.

The results of Envirogen’s operations have been included in the consolidated financial statements since it was acquired on September 18, 2008.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 3—Acquisitions (continued)

The unaudited pro forma condensed combined statements of operations table below reflects the results of operations of the Company and Envirogen for the years ended December 31, 2008, 2007 and 2006 as if the acquisition of Envirogen had occurred at the inception of each of the periods presented. Unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated or had the entities been a single entity during these periods. The unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that may be achieved in the future.

	Years Ended December 31,
	2008	2007	2006
	(Unaudited pro forma)
Revenues	$17,756	$16,841	$26,981

Net loss	$(33,279)	$(20,448)	$(15,215)

Net loss per share
Basic	$(1.53)	$(1.01)	$(0.95)
Diluted	$(1.53)	$(1.01)	$(0.95)

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

The Company incurred a net loss for the years ended December 31, 2008, 2007 and 2006. As a result, approximately 62,000, 529,000 and 719,000 shares issuable upon exercise of outstanding stock options, as well as 131,000, 823,000 and 1,034,000 warrants and 0, 0 and 908,000 shares of redeemable convertible preferred stock have been excluded from the computation of diluted EPS in 2008, 2007 and 2006, respectively, due to the antidilutive effect of such common stock equivalents.

Also, approximately 1,602,000, 271,000 and 414,000 stock options and 611,000, 25,000 and 50,000 warrants have been excluded from the computation of diluted EPS for 2008, 2007 and 2006, respectively, have been excluded from the computation of diluted EPS as the exercise prices of such options and warrants were higher than the weighted average price of the Company’s common stock during those years. The following tables contain a reconciliation of the numerators (net income or loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Years Ended December 31,
Net loss per share	2008	2007	2006
Numerator:
Net loss applicable to common shares	$(32,525)	$(18,276)	$(13,452)

Denominator:
Weighted average common shares outstanding	21,798	20,185	16,048

Net loss per common share	$(1.49)	$(0.91)	$(0.84)

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 4—Earnings Per Share (continued)

	Years Ended December 31,
	2008	2007	2006
Net loss per share—assuming dilution
Numerator:
Net loss applicable to common shares	$(32,525)	$(18,276)	$(13,452)

Denominator:
Weighted average common shares outstanding	21,798	20,185	16,048

Net loss per common share—diluted	$(1.49)	$(0.91)	$(0.84)

Note 5—Concentrations of Risk

Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits. At December 31, 2008 and 2007, the Company had cash balances of $11,454 and $35,975, respectively, in excess of the FDIC insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.

Major Customers

In 2008, the Company had one customer from which it received approximately 17% of revenues. In 2007, the Company had two customers from which it received approximately 36% of revenues. The largest customer represented 24% of revenues and the second largest customer represented 12% of revenues. In 2006, the Company had two customers from which it received 59% of its revenues. The largest customer represented 38% of revenues and the second largest customer represented 21% of revenues. As of December 31, 2008, the Company had two customers that represented 36% of accounts receivable. At December 31, 2007, the Company’s accounts receivable from its two largest customers amounted to 12% of total accounts receivable.

Note 6—Inventory

Inventory consists primarily of raw materials and supplies used in the fabrication of the Company’s groundwater treatment units, as well as the reprocessing and conditioning of resins. Inventory items are stated at the lower of cost, on a first-in, first-out basis, or market. Physical counts of inventory items are conducted periodically to help verify the balance of inventory. A reserve is maintained for obsolete inventory, if appropriate. The Company considers inventory to be obsolete when it is no longer usable as a system component. As of December 31, 2008 and 2007, the value of the Company’s inventory was $1,387 and $975, respectively, net of reserves for slow moving and obsolete inventory of $246 and $79, respectively.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 7—Property and Equipment

Property and equipment consists of the following:

	December 31,
	2008	2007
Water treatment facilities	$14,812	$11,437
Office furniture and equipment	680	514
Vehicles and trailers	451	501
Software and other	1,145	704
Machinery and equipment	2,945	1,921
Leasehold improvements	303	169
Construction in progress	11,558	9,639

	31,894	24,885
Less: accumulated depreciation	3,640	2,235

Property and equipment, net	$28,254	$22,650

Depreciation and amortization expense for property and equipment was $1,224, $766, and $538 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 8—Equipment Placed with Customers

As discussed in Note 2, for those systems not sold to customers, the Company retains ownership of such systems and bills the customers a fixed monthly amount, which represents a return of the capital value of the installed system. These long-term contract arrangements are classified as operating leases, and the systems are depreciated over their estimated useful lives, typically 20 years. Generally, the Company’s long-term contracts are renewable by mutual consent of the parties, with one exception in which the customer has the right to renew the arrangement or purchase the equipment at the end of the term. Equipment under such long-term arrangements and the related accumulated depreciation were as follows:

	December 31,
	2008	2007
Equipment on long-term contracts	$11,045	$11,437
Less: accumulated depreciation	1,371	1,047

Equipment on long-term contracts, net	$9,674	$10,390

Depreciation expense for the systems placed under these long-term arrangements was $438, $508 and $407 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s long-term contract arrangement terms are generally for five to ten years, with an option to renew or to purchase the system. The purchase option is not a bargain purchase. As of December 31, 2008, scheduled minimum future contract revenues on these operating lease arrangements with original terms of one year or longer are as follows:

Year Ending December 31,	Amount
2009	$1,467
2010	1,115
2011	808
2012	618
2013	230

Total	$4,238

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 8—Equipment Placed with Customers (continued)

The Company had no contingent long-term contract revenues during any of the years ended December 31, 2008, 2007 and 2006.

Note 9—Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of identifiable assets acquired and liabilities assumed. The following table summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2008:

Balance at December 31, 2007	$6,323
Acquisition of Envirogen business during the period	1,140
Adjustments to MPT goodwill	25
Impairment of MPT goodwill	(4,998)

Balance at December 31, 2008	$2,490

During the third quarter of 2008, the Company recorded a charge to earnings of approximately $5,000 to reduce the carrying value of goodwill related to the MPT acquisition, which was included in selling, general and administrative expense. The primary factors impacting management’s assessment of value included slower-than-anticipated growth rates and a decline in the customer base of MPT, both of which have resulted in a significant decline in MPT’s future revenues and cash flows since its acquisition in September 2007.

The Company’s goodwill at December 31, 2008 increased due to the acquisition of Envirogen, as discussed in Note 3.

Intangible Assets

Net intangible assets are as shown in the following table as of the dates indicated:

	December 31,
	2008	2007
Deferred stock-based compensation	$—	$157
Service agreements and contracts	1,438	1,355
Customer relationships	681	569
Covenant not to compete	322	322
Trade name	543	180
Accumulated amortization	(602)	(115)

Intangible assets, net	$2,382	$2,468

The amortization periods of intangible assets are as follows: customer relationships—15 years; covenant not to compete—three years; trade name—two years; service agreements and contracts—six years; and deferred stock-based compensation—three years.

Patent Costs

The Company capitalizes costs of patent applications. As a result of the September 2007 acquisition of MPT, the Company recorded an additional $1,812 representing the fair value of patents acquired. As a result of the September 2008 acquisition of Envirogen, the Company recorded an additional $966 representing the fair

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 9—Goodwill and Intangible Assets (continued)

value of patents acquired. When patents are issued, the Company amortizes the patent cost over the life of the patent, usually 17 years. Future amortization of patent costs at December 31, 2008 is $206 per year for each of the five years ending December 31, 2009 through 2013, and an aggregate of $1,627 thereafter. If a patent is denied, capitalized patent costs are written off in the period in which a patent application is denied.

Note 10—Unbilled Receivables

Long-term Unbilled Receivables

The Company has two customer system sales agreements which provide for payment terms ranging from two to five years, unless certain conditions are met, in which case the payment terms are accelerated. As of December 31, 2007, four systems sold to one of these customers were substantially completed, except for delivery, deployment and testing costs which were yet to be incurred as of that date. In accordance with the terms and conditions of the 2006 sale of these systems, payment from the customer was due not later than December 31, 2008.

As of December 31, 2007, two systems sold to another customer in 2005 were substantially completed. In accordance with the terms and conditions of the sale of these systems, the remaining 80% payment for these systems was due as follows: 30% upon final approval and California Department of Health Services (DHS) permitting of the systems and introduction of drinking water into the end user’s distribution system, and the remaining 50% upon the earlier of (a) the approval by DHS of the Company’s BIONExchange process or (b) two years from the date of deployment of the systems.

At December 31, 2007, the amount of long-term unbilled receivables was $3,653, which represents the balance due from these two customers under the extended payment terms. There were no long-term unbilled receivables at December 31, 2008.

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

Systems Underlying Unbilled Receivables

The following table summarizes the number of systems underlying unbilled receivables (both current and long-term) as of the dates indicated:

	December 31,
	2008	2007
Systems not completed (including passing a performance test and permitting)	11	18
Completed systems for which contract terms did not yet provide for billing to the customer	—	1
Completed systems—contract dispute with customer (settled in 2008)	—	3

Total systems underlying unbilled receivables	11	22

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 11—Investment in Empire Water Corporation (Empire)

In May 2007, the Company entered into an agreement to acquire certain water rights and related assets. In December 2007, the Company sold to Empire its rights to purchase certain collective assets from unrelated parties including (a) a canal located in San Bernardino and Riverside counties in Southern California that is approximately eighteen miles in length, (b) rights to pump water from the San Bernardino Basin, and (c) other equipment and tangible and intangible personal property of the sellers. As consideration for the sale of the rights to purchase these assets, the Company received 6,000,000 shares of Empire common stock, which represents an ownership interest of approximately 32% in Empire as of December 31, 2007 and 2008.

The Company recorded the transaction under the equity method; therefore, under EITF 01-2 the Company recorded a partial gain of approximately $3,100 on the transaction. The Company determined the gain of $3,094 by (a) estimating the fair value of such stock based upon concurrent sales of Empire common stock to third parties, less a discount for risk and illiquidity and including a reimbursement of certain due diligence costs pursuant to the terms of the agreement with Empire, which amounted to an estimated fair value of approximately $4,904; (b) subtracting the Company’s basis in the assets sold, amounting to approximately $354, and (c) reducing the resulting gain of $4,550 by the Company’s 32% ownership interest in Empire, for a reduction of $1,456. These reductions of approximately $800 and $1,500 have been recorded as deferred revenue—affiliate in the consolidated balance sheet of the Company at December 31, 2008 and 2007, respectively.

At December 31, 2007, the Company recorded its investment in Empire at approximately $4,500 based upon its assessment of the fair value of the Empire common stock it received in the transaction. At the same time, the Company performed an evaluation of the underlying assets and liabilities of Empire as of that same date, and determined that the assets and liabilities of Empire were stated at fair value as of December 31, 2007, since a) the assets consisted primarily of cash and the water rights and related assets acquired from the Company only a few days prior to the end of 2007 and b) Empire was a company in the development stage, and did not have any elements of an ongoing business as of that date which might give rise to intangible assets on Empire’s balance sheet. The Company’s 32% share of the underlying net assets of Empire as of December 31, 2007 totaled approximately $3,000. The difference between the $4,500 recorded investment and the $3,000 representing the Company’s share of the underlying assets of Empire is approximately $1,500, which is an element of goodwill.

In addition, the Company has concluded that the assets sold under the agreement did not constitute the sale of a business as contemplated by EITF 98-3, as the rights conveyed to Empire were not an integrated set of activities and assets conducted and managed for the purpose of providing a return or other economic benefits. The Company also does not believe the transaction was covered under SAB Topic 5.U., as 1) Empire is not a highly leveraged entity; 2) the underlying assets sold to Empire have historically produced cash flows; 3) substantial capital has been raised by Empire from outside investors; and 4) the Company does not have any actual or implied commitment to support Empire. According to Empire’s Quarterly Report on Form 10-Q for the six months ended December 31, 2008, Empire raised a total of $4,750 in financing through June 2008 and had $202 in cash as of December 31, 2008. Empire also disclosed that it needed to raise an additional $16,000 or joint venture its assets with a municipal or financial partner to fully implement its plan of operation. Empire further stated that in light of the current economic recession it is unlikely that it would be able to raise this capital in the short run and gave no assurance that it would be able to raise the additional capital needed to implement its plan of operation. The Company is not aware of any parties obliged to provide Empire with financial support in the future.

During the quarter ended September 30, 2008, the Company assessed its investment in Empire. Based upon current market conditions, Empire’s financial condition, and the Company’s understanding of Empire’s business

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 11—Investment in Empire Water Corporation (Empire) (continued)

prospects, the Company determined that the carrying value of its investment in Empire should be reduced by approximately $1,900 at September 30, 2008. As part of this assessment, the Company determined that a portion of the impairment was attributable to the deferred revenue recorded at the date that the Company sold assets to Empire, as the Company has evaluated the underlying assets associated with the deferred revenue and concluded that such assets are impaired to the extent of the Company’s 32% ownership interest in Empire. Accordingly, the Company reduced deferred revenue-affiliate by $659 at September 30, 2008. The difference between the $1,890 impairment of investment in affiliate and the $659 reduction of deferred revenue-affiliate, or $1,231, was recorded as other expense in the statement of operations for the year ended December 31, 2008.

As of December 31, 2008, the Company has recorded its investment in Empire at approximately $1,900, while the amount of underlying equity in the net assets of Empire is approximately $2,700. The difference of approximately $800 represents the excess of the Company’s 32% interest in the net assets of Empire over the market value of the Company’s investment in Empire.

The quoted market price for Empire’s common stock as of March 6, 2009 was $1.01 per share. To the Company’s knowledge, there have been no significant intervening events relating to Empire since its last available financial statements. As of December 31, 2008, Empire had assets of $9,023 and liabilities of $203. For the twelve months ended December 31, 2008, Empire reported revenues of $72 and net losses of $2,956.

The following table presents summarized information as to the assets and liabilities for Empire at December 31, 2008:

December 31, 2008
(Unaudited)
Current assets	$251
Land and water rights	3,870
Property and equipment, net	4,353
Other assets	549

Total assets	$9,023

Current liabilities	$203
Shareholders’ equity	8,820

Total liabilities and shareholders’ equity	$9,023

Note 12—Bion Impairment

During the third quarter of 2008, the Company recorded a charge to earnings of $740, classified in the accompanying statement of operations as research and development expense, to write off certain assets related to the development of the Company’s proprietary Bion Exchange technology. Management determined this impairment charge was required due to uncertainties regarding the future commercial viability of the technology which were, in part, due to the economics of competing technologies with respect to biological processes intended to reduce the costs of treatment of contaminated water.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 13—Notes Payable

The following table summarizes notes payable as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Note payable to a financing company, non-interest bearing, imputed interest rate of 68.9% per annum, payable in 80 monthly installments beginning on August 1, 2008 and ending on March 1, 2014	$155	$352
Contract payable to a financing company in nine monthly installments including interest at 4.6% per annum	362	—

Total notes payable	517	352
Less: current portion of notes payable	(408)	(239)

Notes payable, net of current portion	$109	$113

Notes Payable to Finance Companies

In June 2007, the Company sold 10 of its water treatment systems to a special purpose entity, VL Capital (VLC). The total sales price was $3,853, consisting of $500 in cash to be paid to the Company plus notes issued by VLC to the Company payable in 72 monthly installments of $56 beginning April 2008, with a net present value of $3,353, calculated using an imputed interest rate of 5.0% per annum.VLC, in turn, received a loan of $500 from a finance company to fund the cash payment to the Company. This non-interest bearing loan is due in nine monthly installments of $63 plus 71 monthly installments of $7 beginning August 2008.

The Company has determined that, in accordance with the provisions of FIN 46(R), the financial statements of VLC should be included in the consolidated financial statements of the Company. Accordingly, both the sale of equipment to VLC and the notes receivable from VLC have been eliminated in consolidation, and the Company has included in its consolidated financial statements the notes payable by VLC to the finance company. As of December 31, 2008, there was $155 outstanding under these notes payable.

The Company also has a contract payable to a financing company for a portion of its insurance premiums, payable in nine monthly installments of $51 beginning in November 2008 and ending in July 2009.

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

In connection with an anticipated nationwide strategic relationship with Aqua America and issuance of the Aqua Note, the Company issued to Aqua America a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share and a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $7.00 per share. These warrants are immediately exercisable and expire on the earliest of November 11, 2008 and immediately prior to a change in control of the Company. The Company

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 13—Notes Payable (continued)

has applied the provisions of SFAS No. 123(R), Share-Based Payment, to the warrants issued to Aqua America. Accordingly, the total fair value of the warrants issued is approximately $406. The fair value of these warrants was amortized over the term of the Aqua Note.

Pursuant to the terms of a business loan agreement with BWCA I, LLC (the BWCA loan), after completion of the Company’s initial public offering in May 2006, the Company repaid the $4,000 BWCA loan, plus all accrued interest. In addition, the remaining unamortized fair value of warrants issued to the lender in connection with the BWCA loan in the amount of $400 was written off in the second quarter of 2006, as the principal on the loan was repaid in full.

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

Note 14—Capital Lease Obligations

The Company leases vehicles and certain office equipment under capital leases. The economic substance of the leases is that the Company is financing the acquisitions of vehicles and equipment through leases and, accordingly, they are recorded in the Company’s assets and liabilities. Included in depreciation expense is amortization of vehicles and equipment held under capital leases. At December 31, 2008, the net book value of assets subject to capital leases was $15. The following is a schedule by year of the future minimum lease payments required under capital leases as of December 31, 2008:

Year Ending December 31,	Amount
2009	$10
2010	5

Total future capital lease payments	$15

Note 15—Contract Loss Reserve

During the latter half of 2006 and in 2007, the Company analyzed operating results for each water service agreement (WSA) and determined that certain, generally older contracts were operating at net cash flow losses. Under the WSAs, the Company provides to its customers operations and maintenance services for water treatment units previously sold or leased to those customers. These contracts have sustained increasing operating costs such as waste disposal and salt purchase costs as the direct result of higher fuel, salt and other third-party costs. These contracts did not allow for the renegotiation of terms to recover such increased costs. Management determined that these contracts would continue to generate net operating cash flow losses through the end of the contract period, and those additional contracts that were not yet operational, but which were scheduled to go online thereafter, could have similar problems. Accordingly, the Company recorded a reserve for future contract losses in the amount of approximately $3,700 in the fourth quarter of 2006. This amount represented the losses expected over the remaining

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 15—Contract Loss Reserve (continued)

term of the initial period of these contracts and does not include renewal periods, if any, related to such contracts. Actual losses on the underlying contracts are being charged against the reserve as incurred.

During 2007, as these contracts progressed and additional older legacy contracts became operational and were operated during the busy, higher volume summer months it became apparent by the third quarter of 2007 that the original reserve was not adequate. Based on the new operating history, especially during the third quarter of 2007, the Company determined that the original reserve was not adequate. Management reviewed each contract’s financial performance and identified the future expected losses for these contracts, resulting in an approximate $6,800 increase to the reserve (offset by approximately $1,400 of actual contract losses charged against the reserve) which was charged to cost of contract revenues during the third quarter of 2007. The Company’s contract loss reserve relates only to water service agreements.

As part of its customary process and in connection with the preparation of its financial statements for the quarter ended June 30, 2008, the Company conducted its review of the adequacy of the reserve for contract losses. Based on the results of that review, which included the benefit of additional operating history, the Company determined that the overall contract loss reserve as of that date required only minor adjustment. As part of the process, certain adjustments were necessary to reallocate the total contract loss reserve to specific contracts to give effect to current estimates of future losses for such contracts. Included in the total contract loss reserve at December 31, 2008 is approximately $1,200 related to service contracts for water treatment systems which have not yet become operational but are anticipated to go online in the future.

In December 2007, other than in contracts that had been previously negotiated, the Company began including provisions in its WSAs that allowed for the pass-through of certain increased costs (primarily costs related to salt and waste transportation) to its customers. At the time of renewal of a loss contract, the Company would renegotiate the terms of the project by increasing its payments to eliminate its losses under the contract or it would decline to renew the contract.

These reserve amounts are being reversed (or applied) as actual losses are incurred on the underlying contracts. The reserve for contract losses included in the consolidated balance sheet as of December 31, 2008 was approximately $8,000. The changes in the reserve for contract losses are as follows:

	Years Ended December 31,
	2008	2007
Beginning balance	$9,112	$3,725
Additions to contract loss reserve	40	6,777
Actual contract losses charged against the reserve	(1,182)	(1,390)

Ending balance	7,970	9,112
Less: current portion	(1,542)	(2,109)

Long-term portion	$6,428	$7,003

The Company is in ongoing discussions with several customers in an effort to reduce the current and expected operating losses associated with certain water services agreements. While the ultimate outcome of such discussions cannot be predicted with certainty, it is reasonably possible that such negotiations may result in amendments to existing contracts or new contracts which will result in reduced future operating losses and a reduction in the amount of the required reserve for contract losses. However, at this time, such contract amendments or new contracts have not yet been finalized.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 16—Income Taxes

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(7,662)	$(2,013)	$(2,096)
State	(1,884)	(556)	(547)

	(9,546)	(2,569)	(2,643)

Deferred:
Federal	(869)	(2,910)	(2,087)
State	(417)	(771)	(581)

	(1,286)	(3,681)	(2,668)

Less: valuation allowance	10,832	6,250	5,311

Income tax provision (benefit)	$—	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax impact	4.7%	5.4%	5.5%
Impairment charge—goodwill	(5.3)%	0.0%	0.0%
Other	(0.1)%	(0.3)%	(0.2)%

	33.3%	39.1%	39.3%
Less: impact of valuation allowance	(33.3)%	(39.1)%	(39.3)%

Effective income tax rate	0.0%	0.0%	0.0%

At December 31, 2008, the Company has Federal and state income tax net operating loss carryforwards of approximately $47,300 and $46,800, respectively. The Federal net operating losses begin to expire in 2020. The California net operating losses have been suspended for two years and will begin to expire in 2010.

Pursuant to the provisions of the Internal Revenue Code, the utilization of Federal net operating loss (NOL) carryforwards in future years may be subject to substantial annual limitations if a change of more than 50% in the ownership of the Company occurs. The Company has determined that, through the year ended December 31, 2008, there has been no ownership change of more than 50%. Accordingly, all NOL carryforwards are available to the Company.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 16—Income Taxes (continued)

The following summarizes the Company’s net deferred tax assets:

	December 31,
	2008	2007
Deferred tax assets:
NOL carryforwards	$20,017	$10,521
Contract loss reserve	3,379	3,085
Stock-based compensation	1,237	277
Capital gain	1,151	1,151
Investment in affiliate	966	—
Deferred revenues	813	653
Accrued other liabilities	695	—
Other reserves and allowances	415	793
Accrued compensation	355	401
Other	166	204

Total deferred tax assets	29,194	17,085

Deferred tax liabilities:
Deferred state taxes	(1,740)	(991)
Intangible assets	(1,430)	(1,664)
Depreciation	(1,217)	(1,300)
Revenue recognition	(761)	(938)
Other	(185)	—

Total deferred tax liabilities	(5,333)	(4,893)

Less: valuation allowance	(23,861)	(12,192)

Net deferred income tax liability	$—	$—

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 17—Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 common shares of $0.001 par value common stock, of which approximately 22.2 million and 21.9 million shares were issued and outstanding as of December 31, 2008 and 2007, respectively. As of December 31, 2008, there were also options outstanding to purchase 2,167,351 shares of common stock, and warrants outstanding to purchase 419,238 shares of common stock. Also, as of December 31, 2008, there were approximately 5,600,000 shares of common stock reserved for issuance upon exercise of all options, warrants and for future issuances under the 2006 Option Plan.

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

Issuance of Non-Vested Stock

During the years ended December 31, 2008 and 2007, the Company issued non-vested common stock grants to certain of its officers and management, as well as to the members of its Board of Directors. The grants to officers and management are generally subject to a three-year vesting period from date of grant, with one-third of the stock vesting on the anniversary dates of the grants each year during the three-year period. The grants to directors are subject to a one-year vesting period.

The fair value of these non-vested stock grants is based on the grant date closing price of the Company’s common stock, and is recorded as stock-based compensation expense on a straight-line basis over the vesting period of each grant, with a corresponding credit to common stock and additional paid-in capital.

The fair value of non-vested common stock granted in 2008 and 2007 was $956 and $641, respectively. The amount of stock-based compensation expense recognized was $1,335, $831 and $137 during the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the amount of unamortized grant date fair value of non-vested stock grants was $1,181 and $1,560, respectively. The unamortized amount of grant date fair value at December 31, 2008 will be amortized over a weighted average period of 0.9 years.

Repurchase of Common Stock

In May 2007, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock in the market from time to time. In November 2007, the Company repurchased 85,000 shares of its common stock at a price of $6.45 per share. These repurchased shares have been classified as treasury stock on the Company’s balance sheets as of December 31, 2008 and 2007.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 18—Related Party Transactions

The Company paid legal fees to a legal firm whose partner is a director. The total payments for legal fees to this firm were $173, $315 and $192 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company also leases office space and equipment from an individual who was a former employee in, under a month-to-month agreement. The total payments under these related party rental agreements were $44, $57 and $54 for the years ended December 31, 2008, 2007 and 2006, respectively.

In May 2007, the Company entered into an agreement to acquire certain water rights and related assets. In December 2007, the Company sold its rights to purchase these assets to Empire. As consideration for the sale of these assets, the Company received 6,000,000 shares of Empire common stock, which represents an ownership interest of approximately 32% in Empire as of December 31, 2008 and 2007. The former chief executive officer of the Company is the current president and chief executive officer of Empire.

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

In addition, Empire agreed to purchase one water treatment system from the Company concurrent with the December 2007 closing for a total price of $900. As of December 31, 2007, the Company had a $600 receivable due from Empire associated with this system sale, which was subsequently paid to the Company during 2008 in accordance with its terms. During the years ended December 31, 2008 and 2007, the Company recorded $62 and $653 of system sales revenue and $27 and $287 of gross margin, respectively on this transaction under the percentage-of-completion method of revenue recognition. During the years ended December 31, 2008 and 2007, the Company recorded $14 and $87, respectively, as charges against other income under the equity method, which represent 32% of the Company’s gross margin on this system sale to a related party.

On February 19, 2008 (the Separation Date), the Company entered into an Employment Transition and Consulting Agreement (the Transition Agreement) with its former chief executive officer. The Transition Agreement provides the former chief executive officer with the following benefits: (1) he will receive a cash lump sum payment of $423, (2) the Company will pay for his healthcare insurance for 18 months following the Separation Date (or until he accepts employment with another employer providing comparable benefits), (3) he will be retained as a consultant to the Company for two years after the Separation Date for which he will receive $200 per year (payable each year in 12 equal monthly installments), (4) he will be entitled to receive compensation for his services as a director in accordance with the Company’s Amended and Restated Director Compensation Policy for non-employee directors, (5) he will be entitled to retain all Company personal property, including computer equipment, printers, cameras and a used Company truck, that is in his possession as of the Separation Date and (6) he will not be entitled to any further benefits under his employment agreement in effect prior to the Separation Date except as provided in the Transition Agreement. On February 19, 2008, the Company’s former chief executive officer was appointed as the principal executive officer of Empire.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 19—Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows:

	Years Ended December 31,
	2008	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$101	$147	$727

Income taxes	$—	$—	$—

Cash paid for acquisitions:
Fair value of assets acquired	$2,531	$9,369	$—
Liabilities assumed	(534)	(3,200)	—

Cash paid for acquisition (net of cash acquired)	$1,997	$6,169	$—

Non-cash investing and financing activities:
Common stock issued for acquisition	$—	$5,266	$—

Warrants issued for services and other	$—	$—	$1,941

Receivables satisfied for acquisition	$4,727	$—	$—

Property returned from seller	$(2,622)	$—	$—

Note 20—Stock-Based Incentive Compensation Plans

2006 Equity Incentive Award Plan

In May 2006, the Company adopted the Basin Water 2006 Equity Incentive Award Plan, or 2006 Equity Plan. The 2006 Equity Plan became effective immediately prior to the completion of the initial public offering in May 2006. The 2006 Equity Plan replaces the 2001 Stock Option Plan. Under the 2006 Equity Plan, 2,500,000 shares of the Company’s common stock were initially reserved for issuance. During 2007, the authorized number of shares under the 2006 Equity Plan was increase by approximately 995,000 shares. As of December 31, 2008, there were 2,737,605 shares of common stock reserved for issuance under the 2006 Equity Plan. Options issued under the plan are issued at the closing price of the stock on the date of the grant. Option grants are generally exercisable over three years, starting one year from the date of grant, and they expire 10 years from the date of grant.

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

Note 20—Stock-Based Incentive Compensation Plans (continued)

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

Cheap Stock Amortization

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

Pursuant to FASB Interpretation (FIN) No. 28, the Company is amortizing these deferred compensation amounts using both the graded attribution method and the straight-line attribution method over the vesting period of the options, which is generally three years. As a result of the amortization of these deferred compensation amounts, the Company recorded $153, $189 and $256 of non-cash stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively, all of which was included in selling, general and administrative expense for each year.

Method of Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions set forth in SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

The Company estimated the fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of the Company’s common stock over the expected option term, and the expected annual dividend yield on the Company’s common stock.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 20—Stock-Based Incentive Compensation Plans (continued)

The fair value of each option grant during the years ended December 31, 2008, 2007 and 2006 was estimated on the date of grant using the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected option term in years	5.5 to 6.5	5.0 to 7.0	6.5 to 7.5
Risk free interest rate	4.5%	4.5% to 4.8%	4.3% to 5.0%
Expected volatility	28.4%	26.9% to 29.5%	28.3% to 29.6%
Expected dividend yield	0.0%	0.0%	0.0%

The estimated forfeiture rate for stock option grants was 9.0%, 8.0% and 5.0% during the years ended December 31, 2008, 2007 and 2006, respectively.

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

Stock Option Activity

A summary of stock option activity for the years ended December 31, 2008 and 2007 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	1,528	$4.72
Granted	466	8.18
Exercised	(224)	2.36
Forfeited	(60)	7.60

Options outstanding at December 31, 2007	1,710	5.85
Granted	518	4.72
Exercised	(29)	0.83
Forfeited	(32)	4.91

Options outstanding at December 31, 2008	2,167	$5.66

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 20—Stock-Based Incentive Compensation Plans (continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008:

(In thousands, except exercise prices and years)	Outstanding	Exercisable
Number of shares	2,167	1,107
Weighted average remaining contractual life in years	7.3	6.0
Weighted average exercise price per share	$5.66	$4.63
Aggregate intrinsic value (at December 31, 2008 closing price of $0.52 per share)	$—	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value (the difference between the Company’s closing stock price as of December 31, 2008 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This intrinsic value will vary as the Company’s stock price fluctuates.

The weighted average grant-date fair value of options granted by the Company during the years ended December 31, 2008 and 2007 was $1.81 and $2.94 per share, respectively.

Compensation expense arising from stock option grants was $1,146, $626 and $539 for the years ended December 31, 2008, 2007 and 2006, respectively, all of which expense was included in selling, general and administrative expense for each year. No related income tax benefit was recorded as the Company has significant net operating loss carryforwards (see Note 16).

As of December 31, 2008, approximately $1,174 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.1 years. The total fair value of options vested during the years ended December 31, 2008 and 2007 was $743 and $195, respectively.

Stock options outstanding and exercisable at December 31, 2008, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $1.33	217	$1.03	2.7 yrs	218	$1.03
$4.00 - $4.29	455	$4.04	6.8 yrs	308	$4.00
$5.00	673	$5.00	8.1 yrs	334	$5.00
$6.79 - $9.00	717	$7.88	8.3 yrs	213	$7.57
$9.87 - $12.29	105	$11.33	8.6 yrs	34	$11.34

	2,167	$5.66	7.3 yrs	1,107	$4.63

The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 was $99 and $1,736, respectively.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 20—Stock-Based Incentive Compensation Plans (continued)

Non-vested Stock

Under the 2006 Equity Plan, the Company has granted non-vested common stock to management, officers and directors, which is subject only to a service condition. In general, such non-vested stock vests over three years for management and one year for directors. The total cumulative number of shares of non-vested stock granted under the 2006 Equity Plan through December 31, 2008 is 510,514, of which 218,125 shares had vested as of December 31, 2008.

The fair value of non-vested stock is measured at the date of grant based upon the closing price of the Company’s common stock on that date, and such fair value is recognized as stock-based compensation expense over the requisite vesting period. Compensation expense arising from grants of non-vested stock during the years ended December 31, 2008, 2007 and 2006 was $1,335, $831 and $137, respectively, all of which expense was included in selling, general and administrative expense for each year. As of December 31, 2008, approximately $1,200 of unrecognized compensation expense related to non-vested stock grants is expected to be recognized over a weighted average period of 0.9 years.

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

Note 21—Warrants

From time to time, the Company has issued common stock warrants to non-employees in connection with various transactions, primarily the issuance of notes payable (see Note 12). During the year ended December 31, 2007, the holders of 1,350,000 warrants exercised such warrants, resulting in net proceeds to the Company of $8,060. In addition, during the year ended December 31, 2007, the holders of 56,066 warrants elected cashless exercise of such warrants, and the Company issued 38,995 shares of common stock in these cashless exercises. During the year ended December 31, 2008, the Company cancelled 300,000 warrants in connection with the acquisition of Envirogen from Shaw (see Note 3). In addition, there were 678,384 warrants with an exercise price of $4.00 per share which expired during the fourth quarter of 2008. A summary of common stock warrant activity during the three years ended December 31, 2008 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Balance—January 1, 2006	2,354	$5.30
Warrants issued	450	$6.44

Balance—December 31, 2006	2,804	$5.48
Warrants issued	—
Warrants exercised	(1,406)	$5.87

Balance—December 31, 2007	1,398	$5.10
Warrants issued	—
Warrants cancelled	(300)	$7.00
Warrants forfeited	(679)	$4.00

Balance—December 31, 2008	419	$5.51

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 21—Warrants (continued)

The Company has applied the provisions of SFAS No. 123(R) to estimate the fair market value of both the common stock and preferred stock warrants on the date of issuance using the Black Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected life in years	—	—	2.5
Risk free interest rate	—	—	3.8%
Volatility	—	—	30.0%
Dividend yield	—	—	0.0%

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

As a result of these computations of the fair value of warrants issued, the following amounts have been recorded in the financial statements:

•

Warrants to purchase 717,450 shares of stock issued to the lender under the BWCA loan in 2003 and 2004 with an aggregate fair value of $435 have been recorded as a discount to debt with a corresponding credit to common stock, and this discount was amortized to interest expense over the life of the BWCA loan until after completion of the Company’s initial public offering in May 2006, when the Company repaid the BWCA loan in full pursuant to the terms of a business loan agreement with BWCA I, LLC. The remaining unamortized fair value of warrants in the amount of $392 was written off in the second quarter of 2006 (see Note 13).

•

Warrants to purchase 1,000,000 shares of stock issued to the purchasers of the XACP Notes in October 2005 with an aggregate fair value of $1,337 have been recorded as a discount to debt with a corresponding credit to common stock, and this discount was being amortized to interest expense over the life of the XACP Notes until after completion of the Company’s initial public offering in May 2006, when the Company repaid the XACP Notes in full pursuant to the terms of a business loan agreement with BWCA I, LLC. The remaining unamortized fair value of warrants in the amount of $1,132 was written off in the second quarter of 2006 (see Note 13).

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

•

Pursuant to a binding commitment letter with Shaw Environmental, Inc. (Shaw) in December 2005, Shaw committed to purchase a total of $5,000 of the Company’s groundwater treatment systems prior to December 31, 2006. As part of that commitment letter, the Company granted to Shaw a warrant to purchase 300,000 shares of common stock at an exercise price of $7.00 per share in connection with Shaw’s purchase of the Company’s groundwater treatment systems. As of December 31, 2007, no

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 21—Warrants (continued)

shares had vested under the Shaw warrant. Subsequently, as part of its September 18, 2008 acquisition of Envirogen from Shaw, the Company entered into a settlement agreement with Shaw which cancelled the Shaw warrants (see Note 3).

•

In February 2006, in connection with the consent granted by BWCA I, LLC with respect to the Company’s issuance of the Aqua Note, the Company granted to BWCA I, LLC a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $8.00 per share. This warrant is immediately exercisable and may be exercised for five years after the date of grant. This warrant has a fair value of $91, and was written off with the repayment of the BWCA loan in the second quarter of 2006 (see Note 13).

•

Warrants to purchase 400,000 shares of stock issued to Aqua America in connection with an anticipated nationwide strategic relationship with Aqua America and issuance of the Aqua Note in February 2006 with an aggregate fair value of $406 have been recorded as a discount to debt, and the related amortization to interest expense was $140 and $266 in the years ended December 31, 2007 and 2006, respectively (see Note 13).

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

Note 21—Warrants (continued)

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

Additionally, the Company recorded $900 as a discount to debt in the first quarter of 2006 related to the warrants granted to Aqua America. The Company amortized $309 and $591 of these deferred charges as non-cash interest expense during the years ended December 31, 2007 and 2006, respectively.

Note 22—Commitments and Contingencies

Customer Contracts

The Company has long-term water treatment contracts with various customers. Under the terms of these contracts, the Company is entitled to monthly standby fees from these customers for periods ranging from three to five years. Additionally, the Company has received prepayments in conjunction with certain long-term treatment contracts. These prepayments are recorded as deferred revenues. As of December 31, 2008, deferred revenues are expected to be recognized as revenues in future years as follows:

Year Ending December 31,	Amount
2009	235
2010	169
2011	169
2012	164
2013	164
Thereafter	324

Total	$1,225

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 22—Commitments and Contingencies (continued)

Operating Leases

The Company has entered into operating leases for office space, facilities and equipment. The office space lease agreements provide for extensions of the leases. The facility lease requires payment of common area maintenance, insurance and property taxes in addition to rental payments. The total gross rental expense for all operating leases for the years ended December 31, 2008, 2007 and 2006 was $664, $441, and $254, respectively. As of December 31, 2008, the minimum future payments under these operating leases are as follows:

Year Ending December 31,	Amount
2009	$886
2010	746
2011	555
2012	292

Total	$2,479

Litigation

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

On February 19, 2009, the Company and its insurance carriers reached an agreement in principle to settle the class action with representatives of the class. The settlement is still subject to preparation of a final settlement agreement, following which the Company would intend to seek preliminary approval from the Court so that class members can receive notice of the settlement, providing them with the opportunity to accept its terms or to opt out and choose whether to pursue their own individual claims. Following a fair period of notice to the class, it would be the Company’s intention to seek final Court approval of the settlement and the dismissal of all claims against us. The Company denies all of the allegations in the lawsuit and believes that its disclosures were appropriate under the law. Nevertheless, management has agreed to settle the litigation in order to avoid costly and time-consuming litigation. Management does not expect a cash effect of the settlement on the Company as the entire settlement amount is expected to be paid by the Company’s liability insurers.

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

Note 22—Commitments and Contingencies (continued)

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

Note 23—Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the following tables:

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$2,849	$3,109	$2,847	$2,973
Gross profit (loss)	330	(377)	(380)	(35)
Net loss	(5,184)	(5,974)	(14,653)	(6,714)

Net loss per share:
Basic	$(0.24)	$(0.27)	$(0.67)	$(0.31)
Diluted	$(0.24)	$(0.27)	$(0.67)	$(0.31)

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,753	$2,211	$2,406	$3,290
Gross profit (loss)	(293)	(561)	(9,058)	45
Net loss	(2,345)	(2,497)	(11,981)	(1,453)

Net loss per share:
Basic	$(0.12)	$(0.12)	$(0.60)	$(0.07)
Diluted	$(0.12)	$(0.12)	$(0.60)	$(0.07)

Note 24 —Exit Activities

In the third quarter of 2008, in response to a decline in water treatment system orders during the first half of 2008, the Company commenced a study of steps that could be taken to reduce costs related to its production facilities. In October 2008, the Company decided to close down the production facilities located in two leased buildings in Rancho Cucamonga, California and to outsource future production and assembly of water treatment systems.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Note 24—Exit Activities (continued)

Concurrently, the Company decided to put into effect a reduction in force (RIF) which resulted in the termination of several production and engineering positions during the fourth quarter of 2008.

These exit activities were completed during the fourth quarter of 2008. The remaining 27 monthly lease payments and related costs due under the operating lease for the former production facilities in the amount of approximately $600 were accrued as of December 31, 2008. The severance and related benefits associated with the RIF in the amount of approximately $340 were paid during the fourth quarter of 2008; therefore, no accrual for future termination benefits was necessary as of December 31, 2008.

Of the total remaining payments under the operating lease and the one-time termination benefits recorded during the year ended December 31, 2008, approximately $100 was classified as cost of revenues and approximately $840 was classified as selling, general and administrative expense.

Note 25—Subsequent Events

Opus Trust Settlement

On February 5, 2009, the Company, BionBasin, Inc. (Bion), Opus Trust, Inc. (Opus Trust) and Martin Benowitz, individually and as Trustee of the Martin A. Benowitz Qualified Profit Sharing Plan (Benowitz), entered into a Settlement Agreement and Mutual Release Agreement (the Settlement Agreement) to settle, among other things, certain claims related to (a) ion exchange units previously sold to Opus Trust by Bion, including a unit that was damaged by an uninsured motorist, (b) Benowitz’ acquisition and sale of the Company’s common stock and (c) Opus Trust’s acquisition of Bion common stock (the Dispute). Pursuant to the terms of the Settlement Agreement, (a) the Company paid $125,000 to Opus Trust and transferred to Opus Trust 150,000 shares of Empire Water Corporation common stock, (b) Opus Trust transferred to the Company all shares of Bion common stock (500,000 shares) held by Opus Trust and title to the ion exchange units previously sold to Opus Trust, (c) Opus Trust and Benowitz released the Company and Bion from any and all claims and actions arising from the Dispute, (d) the Company and Bion released Opus Trust and Benowitz from any and all claims and actions arising from the Dispute and (e) the parties agreed not to make negative references to the character or business reputation of the parties to the Settlement Agreement.

Derivative Class Action Suit

On March 10, 2009, Demetrice Ledbetter, III, a purported shareholder of the Company, filed a shareholder derivative lawsuit in the United States District Court for the Central District of California against certain current and former executive officers and directors of the Company. The complaint assumes the truth of the federal securities class action lawsuits described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 and in connection with those allegations alleges, among other things, breaches of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and claims for contribution and indemnification. The suit does not state a specific amount of damages.

BASIN WATER, INC.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Valuation allowance for net deferred tax assets:
Year ended December 31, 2006	$1,552	$5,596	$—	$7,148
Year ended December 31, 2007	$7,148	$5,044	$—	12,192
Year ended December 31, 2008	$12,192	$11,669	$—	$23,861

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2006	$—	$65	$—	$65
Year ended December 31, 2007	$65	$243	$(8)	$300
Year ended December 31, 2008	$300	$818	$(384)	$734

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Contract loss reserve:
Year ended December 31, 2006	$—	$3,725	$—	$3,725
Year ended December 31, 2007	$3,725	$6,777	$(1,390)	$9,112
Year ended December 31, 2008	$9,112	$40	$(1,182)	$7,970

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Inventory reserve:
Year ended December 31, 2006	$—	$38	$—	$38
Year ended December 31, 2007	$38	$41	$—	$79
Year ended December 31, 2008	$79	$167	$—	$246

	Balance at Beginning of Year	Valuation Account Increases	Valuation Account Decreases	Balance at End of Year
Reserve for losses on system sales:
Year ended December 31, 2006	$—	$600	$(315)	$285
Year ended December 31, 2007	$285	$1,422	$(587)	$1,120
Year ended December 31, 2008	$1,120	$—	$(1,120)	$—