Form 10-K/A
period 2008-12-31
Basin Water, Inc.
filed 2009-04-30
CIK 1352045

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $93.4 million based upon the closing price of the Registrant’s common stock on the NASDAQ Global Market on June 30, 2008. On April 28, 2009, there were 22,205,843 shares of common stock, par value $0.001, outstanding.

Documents Incorporated by Reference

None.

1

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K/A (the Form 10-K/A) amends the Annual Report on Form 10-K for the year ended December 31, 2008, as originally filed with the Securities and Exchange Commission (the SEC) on March 31, 2009 (the “Original Form 10-K”). As permitted by General Instruction G(3) of Form 10-K, we did not include the information required by Part III of Form 10-K in the Original Form 10-K. In accordance with General Instruction G(3) of Form 10-K, this Form 10-K/A is being filed to include the information required by Part III of Form 10-K. We have also updated Item 1B of Part I to update the unresolved SEC Staff comments to our filings.

There are no changes to the disclosures in the Original Form 10-K, except that this Form 10-K/A amends and restates, in their entirety, Item 1B of Part I, Item 5 of Part II, Items 10-14 of Part III and Item 15 of Part IV of the Original Form 10-K. This Form 10-K/A continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosure herein to reflect any events that occurred at a later date.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Item 1A. Risk Factors”. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of the Annual Report on Form 10-K filed on March 31, 2009. You should read this Annual Report on Form 10-K/A completely and with the understanding that our actual future results may be materially different from what we expect.

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

On March 6, 2009, we received additional comments from the Staff with respect to our 2007 Form 10-K/A and our Quarterly Report on Form 10-Q/A for the period ended March 31, 2008. On March 30, 2009, we sent a letter to the Staff responding to these comments. On March 31, 2009, we filed our Annual Report on Form 10-K for the year ended December 31, 2008 (the 2008 Form 10-K), which included disclosures to address the Staff’s comments. On April 14, 2009, we received further comments from the Staff relating to our responses submitted on March 30, 2009 and our disclosures in the 2008 Form 10-K. The Staff’s unresolved comments relate primarily to the following:

•	additional disclosure to comply with paragraphs 8 and 9 of FSP FAS 140-4 and FIN 46(R);

•	disclosure regarding the terms of our contract to purchase the assets that were assigned to Empire; and

•	disclosure relating to our valuation of Empire’s common stock and other aspects of the Empire transaction.

The Staff may have further comments to this Annual Report on Form 10-K/A or our other filings, which may require us to further amend this Annual Report on Form 10-K/A or other filings.

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

Performance Graph

The following graph compares the cumulative total return to holders of Basin Water’s common stock during the period from May 12, 2006 (the date of our initial public offering) through December 31, 2008 to the cumulative total return during that same period achieved by the 35 companies listed in the PowerShares Water Resources Portfolio Fund (PHO:AMEX) (based on the Palisades Water Index™) and that achieved by the Standard & Poor’s 500 Stock Index. The comparison assumes an initial investment of $100 made on May 12, 2006 in each of Basin Water common stock, the PowerShares Water Resources Portfolio Fund and the Standard & Poor’s 500 Stock Index. The cumulative total returns assume the reinvestment of all dividends. The historical performance reflected in the graph is not necessarily indicative of future price performance.

BWTR – Basin Water, Inc. common stock

SP 500 – S&P 500 Composite Stock Index

PHO – Power Shares Water Resources Portfolio Fund, which includes VMI, LAYN, URS, IEX, WTS, FELE, DHR, INSU, PNR, ITT, BMI, PLL, LNN, ROP, PWEI, FLS, EMR, SE, GE, GRC, AMN, NLC, CCC, ASH, VE, UU, WTR, SBS, CWT, SWWC, SJW, CWCO and SZE

Dividend Policy

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

Equity Compensation Plans

For an analysis of the shares of our common stock authorized for issuance under our equity compensation plans, see Item 11. – “Executive Compensation – Equity Compensation Plan Information”. A description of our equity compensation plans appears in Item 11. – “Executive Compensation – Retirement and Other Benefit Plans”.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

At March 31, 2009, our board of directors consisted of the following members:

Name	Age	Position with the Company
Scott A. Katzmann	53	Director, Chairman of the Board
Michael M. Stark	65	Director, President and Chief Executive Officer
Victor J. Fryling	61	Director, Chairman of the Audit Committee
Keith R. Solar	48	Director, Chairman of the Compensation Committee and Chairman of the Nominating & Governance Committee
Roger S. Faubel	60	Director
Stephen A. Sharpe	57	Director
Susan H. Snow	51	Director

Scott A. Katzmann has served as a director since August 2001 and as Chairman of the Board since March 6, 2008. Since 1993, he has served as Managing Director at Paramount BioCapital, Inc., an investment banking firm. Prior to joining Paramount, from 1982 to 1993, Mr. Katzmann worked in the investment banking department of Credit Suisse First Boston where he specialized in the placement of a wide variety of private equity-oriented securities. From 1997 to 1999, Mr. Katzmann served as a director of Western Water Company. Mr. Katzmann received his B.A. in economics from Tulane University and an MBA in finance from the Wharton School at the University of Pennsylvania.

Michael M. Stark joined the board as a director in May 2008, and has served as our President and Chief Executive Officer since February 2008 and as our President and Chief Operating Officer from October 2006 to February 2008. Mr. Stark served from 1997 to 2005 as President of Veolia Water North America, previously known as USFilter, a water services company. From 2005 to 2006, Mr. Stark was an independent consultant to companies in the water industry. From 1992 to 1997, Mr. Stark served as President and Chief Executive Officer of Mobley Environmental Services, a company specializing in non-hazardous hydrocarbon recycling. Prior to that time, Mr. Stark held executive positions at a variety of companies, and has been in the water, environmental and specialty chemical industry since 1965. Mr. Stark holds a B.S. in Biology from Marietta College.

Victory J. Fryling has served as a director since April 2003. Since December 2000, Mr. Fryling has served as a consultant and principal of Integrum Energy Ventures LLC, a management consulting firm. From 1990 to 2000, Mr. Fryling served as a director of CMS Energy Corporation, a provider of natural gas and electricity service. At CMS Energy Corporation, Mr. Fryling also served as its President from 1990 to 2000, as its Chief Financial Officer from 1988 to 1990 and as its Chief Operating Officer from 1990 to 2000. Mr. Fryling currently serves on the Board of Directors of Renewable Energy Systems Americas and Renewal Power and Light. Mr. Fryling received his B.A. in accounting and finance from Wayne State University.

Keith R. Solar has served as a director since February 2000 and our Secretary from November 2002 until January 2006. Since June 2007, he has been the Managing Partner of the San Diego office of Buchanan Ingersoll & Rooney LLP. From February 2000 until June 2007, he was a partner at the law firm of Alhadeff & Solar, LLP. From 1991 to 2000, he was a partner at the law firm of Alhadeff Cannon Rose Solar & Parks, LLP. Mr. Solar received his A.B. in journalism from Indiana University and his J.D. from the University of the Pacific, McGeorge School of Law.

Roger S. Faubel joined Basin Water as a director in April 2007. In 1997, Mr. Faubel established Faubel Public Affairs and has served as its President and CEO for the last twelve years. Prior to that, he served as the Director of Public Affairs for Southern California Edison until his retirement in 1997. He was re-elected in 2002 to the Santa Margarita Water District Board of Directors and is a founding board member of the Urban Water Institute. Mr. Faubel received his B.A. in English literature from the California State University, Fullerton.

Stephen A. Sharpe joined Basin Water as a director in April 2007. Since 2002, Mr. Sharpe has been a consultant in the energy, infrastructure and real estate industries. Prior to that, Mr. Sharpe held executive positions with Peter Kiewit, a construction company, U.S. Generating, an energy company, and several banks including Shearson Lehman, Lloyds and Chemical. Mr. Sharpe received his B.A. in Economics from Rhodes College and an MBA in finance from Emory University.

Susan H. Snow joined the board as a director in May 2008. From 2002 to 2007, she served as Chief Financial Officer, Chief Administrative Officer and on the Board of Directors of Maxim Systems, Inc. Prior to this, she held Chief Financial Officer positions at Network Insight, LLC and AP Labs, Inc. Earlier in her career, Ms. Snow served in CFO and executive positions at water systems companies including Desalination Systems, Inc. and Nimbus Water Systems, Inc. Ms. Snow serves as a Board Director and Board Advisor for a number of organizations including PRI, Inc., Red Horse, Inc., CONNECT and the Corporate Directors Forum. She is also a member of the University of San Diego Business School Advisory Board. Ms. Snow received her M.S. in Accounting from Northeastern University.

There is no family relationship between any director and any of our other directors or executive officers.

Nominating and Governance Committee

The members of the Nominating and Governance Committee are Messrs. Solar (Chair) and Faubel and Ms. Snow. Ms. Snow replaced Mr. Ball on the Nominating and Governance Committee in May 2008. The Board has determined that all members meet the criteria required under applicable SEC and NASDAQ listing standards for independence. The Nominating and Governance Committee’s written charter can be found in the Investor Relations section of our website at www.basinwater.com. On behalf of the Board, the Nominating and Governance Committee assists the Board by identifying individuals qualified to become directors consistent with criteria established by the Board. Among other matters, the committee’s responsibilities include the following:

•	evaluating the composition, size and governance of our Board and its committees and making recommendations regarding future planning and the appointment of directors to committees of our Board;

•	administering a policy for considering nominees for election to our Board;

•	overseeing our director performance and self-evaluation process;

•	developing continuing education programs for our Board;

•	reviewing our corporate governance principles and providing recommendations to our Board concerning possible changes; and

•	reviewing and monitoring compliance with our Code of Business Conduct and Ethics and our insider trading policy.

Selection of Board Nominees

Prior to our initial public offering, as a privately held company, we informally identified potential candidates for nomination as directors. Generally, Board members have been our officers or persons who have had significant industry or other relevant experience, and have been known to one or more of our Board members or officers. Following the establishment of our Nominating and Governance Committee, the Nominating and Governance Committee has reviewed the qualifications of potential director candidates in accordance with its charter and our Corporate Governance Guidelines.

The Nominating and Governance Committee’s consideration of a candidate as a director includes assessment of the individual’s understanding of our business, the individual’s professional and educational background, skills, and abilities and potential time commitment and whether such characteristics are consistent with our Corporate Governance Guidelines and other criteria established by the Nominating and Governance Committee from time to time. To provide such a contribution to the Company, a director must generally possess one or more of the following, in addition to personal and professional integrity:

•	experience in corporate management;

•	experience in our Company’s industry;

•	experience as a board member or officer of another publicly held company;

•	diversity of expertise and experience in substantive matters related to our Company’s business; and

•	practical and mature business judgment.

The Nominating and Governance Committee may also adopt such procedures and criteria not inconsistent with our Corporate Governance Guidelines as it considers advisable for the assessment of director candidates. The Nominating and Governance Committee retains the services of an executive search or other firm to conduct background checks on each director nominee. Other than the foregoing, there are no stated minimum criteria for director nominees. The Nominating and Governance Committee does however recognize that at least one member of the Board should meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that at least a majority of the members of the Board must meet the definition of “independent director” under the Nasdaq Marketplace rules.

Stockholder Nominations

Pursuant to our Bylaws, only persons who are nominated in accordance with the following procedures are eligible for election as directors. Nominations of persons for election to the Board may be made at a meeting of stockholders only (1) by or at the direction of the Board or (2) by a stockholder who is a stockholder of record at the time of the giving of the required notice described below, who is entitled to vote for the election of directors at the meeting, and who complies with the following notice procedures. All nominations, other than those made by or at the direction of the Board, must be made pursuant to timely notice in writing to our Secretary.

Our Bylaws provide that to be timely, a stockholder’s notice must be delivered to our Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting. However, if the date of the 2010 Annual Meeting of Stockholders is advanced by more than 30 days prior to or more than 60 days after the anniversary of this year’s annual meeting, notice of nominations by a stockholder for the 2010 Annual Meeting of Stockholders to be timely must be delivered not earlier than the close of business on the 120th calendar day prior to such annual meeting nor later than the close of business on the later of the 90th calendar day prior to such annual meeting or the 10th calendar day following the earlier of (1) the day on which notice of the meeting was mailed or (2) on which public announcement of the date of such meeting is first made by us.

A stockholder’s notice to our Secretary with respect to persons that the stockholder proposes to directly nominate as a director must set forth (a) as to each individual whom the stockholder proposes to nominate, all information relating to the person that is required to be disclosed in solicitations of proxies for the election of directors or is otherwise required, pursuant to Regulation 14A (or any successor provisions) under the Exchange Act (including their name, age, business address, residence address, principal occupation or employment, the number of shares beneficially owned by such candidate, and the written consent of such person to be named in the proxy statement as a nominee and to serve as a director if elected) and (b) as to the stockholder proposing to make such nomination, the same information as is described above with respect to proposals to be made by a stockholder.

The Nominating and Governance Committee will consider all stockholder recommendations for candidates for the Board, which should be sent to the Nominating and Governance Committee, c/o Secretary, Basin Water, Inc., 9302 Pittsburgh Avenue, Suite 210, Rancho Cucamonga, California 91730.

The Nominating and Governance Committee will evaluate recommendations for director nominees submitted by directors, management or qualifying stockholders in the same manner, using the criteria stated above. All directors and director nominees will be required to submit a completed directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Nominating and Governance Committee.

Corporate Governance Guidelines

Our Company has adopted Corporate Governance Guidelines that we believe reflect our Board’s commitment to a system of governance that enhances corporate responsibility and accountability. The Nominating and Governance Committee is responsible for implementing the guidelines and making recommendations to the Board concerning corporate governance matters. The guidelines are available on the Investor Relations section of our website at www.basinwater.com. We will also furnish copies of the guidelines to any person who requests them. Requests for copies should be directed to the Basin Water, Inc., 9302 Pittsburgh Avenue, Suite 210, Rancho Cucamonga, California 91730, Attention: Secretary.

Among other matters, the guidelines include the following:

•	membership on our Board will consist of a majority of independent directors who, at a minimum, meet the criteria for independence required by Nasdaq listing standards;

•	non-employee directors will meet in executive session without management directors or management present on a regularly scheduled basis, but not less than two (2) times a year;

•	our Board and its committees are each required to conduct an annual self-evaluation;

•	directors are expected to attend all meetings of our Board and of committees of which they are members;

•	directors should ensure that our Company’s business is conducted with the highest standards of ethical conduct and in conformity with applicable laws and regulations; and

•	to effectively discharge their oversight duties, directors have full and free access to our officers and employees.

Audit Committee

The members of the Audit Committee are Messrs. Fryling (Chair), Sharpe and Ms. Snow. On May 6, 2008, Ms. Snow replaced Russell C. Ball, who resigned as a director in May 2008. The Board has determined that members of the Audit Committee satisfy the criteria required under applicable SEC and Nasdaq listing standards for financial literacy and the SEC and Nasdaq standards for independence. The Audit Committee’s written charter can be found in the Investor Relations section of our website at www.basinwater.com.

The Audit Committee oversees our accounting and financial reporting processes, internal control systems, independent auditor relationships and the audits of our financial statements. Among other matters, the Audit Committee’s responsibilities include the following:

•	selecting and hiring our independent registered public accounting firm;

•	evaluating the qualifications, independence and performance of our independent registered public accounting firm;

•	reviewing and approving the audit and non-audit services to be performed by our independent registered public accounting firm;

•	reviewing the design, adequacy, implementation and effectiveness of our internal controls established for finance, accounting, legal compliance and ethics;

•	reviewing the design, adequacy, implementation and effectiveness of our critical accounting and financial policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements of accounting matters;

•	reviewing with management and our independent registered public accounting firm the results of our annual and quarterly financial statements;

•	reviewing with management and our independent registered public accounting firm any earnings announcements or other public announcements concerning our operating results; and

•	reviewing and approving any related party transactions.

Audit Committee Financial Expert. The Board has determined that Mr. Fryling is the “audit committee financial expert” as defined under SEC rules and regulations implementing Section 407 of The Sarbanes-Oxley Act of 2002. The Board has also determined that Mr. Sharpe and Ms. Snow qualify as audit committee financial experts.

Audit Committee Report

The following report of our audit committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this report by reference.

The Audit Committee is comprised of three non-employee directors – Victor J. Fryling, Stephen A. Sharpe and Susan H. Snow – and operates under a written charter, adopted by the Board, which is posted on the Investor Relations section of the Company’s website at www.basinwater.com. We believe the charter is in compliance with SEC regulations and the NASDAQ listing standards.

The primary purposes of the Audit Committee are to assist the Board in fulfilling its responsibility to oversee (i) the integrity of the financial statements of Basin Water, (ii) the independent registered public accounting firm’s qualifications, independence and performance and (iii) the audit of Basin Water’s financial statements. The Audit Committee is directly responsible for the appointment, compensation, and oversight of the work of the independent registered public accounting firm. The independent registered public accounting firm reports directly to the Audit Committee.

Management has the primary responsibility for the preparation of the financial statements and the reporting process. The Company’s management has represented to the Audit Committee that the consolidated financial statements for the fiscal year ended December 31, 2008 were prepared in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm is responsible for auditing these consolidated financial statements. In the performance of its oversight function, the Audit Committee reviewed and discussed the audited consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee discussed with management the critical accounting policies applied by the Company in the preparation of its consolidated financial statements. The Audit Committee also discussed with the Company’s management the process for certifications by the Chief Executive Officer and Chief Financial Officer. The Audit Committee discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended by Statement on Auditing Standards No. 90 (Audit Committee Communications).

In addition, the Audit Committee received from the independent registered public accounting firm the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed with them their independence from the Company and its management. The Audit Committee also evaluated whether the independent registered public accounting firm’s provision of non-audit services to the Company was compatible with the auditor’s independence and determined it was compatible.

In May 2008, Ms. Snow was appointed to the Audit Committee to replace Russell C. Ball, who resigned as a director. The Board determined that Messrs. Fryling, Sharpe and Snow meet the independence requirements of Rule 10A-3 of the Exchange Act and applicable NASDAQ independence rules.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board approved, that the audited consolidated financial statements be included in Basin Water, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, and any amendments thereto, for filing with the SEC.

Victor J. Fryling (Chair)

Stephen A. Sharpe

Susan H. Snow

April 30, 2009

Executive Officers

At March 31, 2009, our executive officers consisted of the following:

Name	Age	Position with the Company
Michael M. Stark	65	President and Chief Executive Officer
W. Christopher Chisholm	50	Vice President and Chief Financial Officer
Richard A. Reese	48	Vice President of Marketing
Scott B. Hamilton	50	General Counsel and Secretary

See “Board of Directors” for the biography of Mr. Stark.

W. Christopher Chisholm has served as our Vice President and Chief Financial Officer since June 2008. From 2003 to 2008, Mr. Chisholm served as Executive Vice President, Finance & Administration and Chief Financial Officer of Veolia Water North America. Subsequent to the 1999 acquisition of USFilter by Veolia Environment, Mr. Chisholm served as Executive Vice President, Finance of US Filter until 2003. In 1997, Mr. Chisholm joined US Filter (prior to it becoming part of Veolia Water) as its Vice President and Group Controller for North American operations and later served as Vice President and Chief Financial Officer of USFilter’s Water & Wastewater Group until 1999. From 1991 to 1997, Mr. Chisholm served as Vice President and Chief Financial Officer of Mobley Environmental Services, which was acquired in 1997 by USFilter. Prior to his career in the environmental services and water industries, Mr. Chisholm spent 11 years in the audit practice of KPMG, an international public accounting firm, serving clients in a wide variety of industries. Mr. Chisholm is an accounting graduate of the University of Louisiana at Monroe and obtained his certification as a Certified Public Accountant in 1981.

Richard A. Reese joined Basin Water in September 2007 as our Vice President of Marketing, and was named an Executive Officer in January of 2008. From 1997 to 2008, Mr. Reese served in management roles within Siemens Water Technologies, Inc., previously known as USFilter. These roles included Vice President, General Manager of Aftermarket within the Services & Products segment (2003 – 2007), Senior Vice President, Marketing within the Services Group of USFilter/Veolia Water (2002 – 2003), Vice President, Customer Service & Satisfaction (2000 – 2002) for USFilter, and Vice President, General Manager of the Recovery Services Southwest business unit of USFilter (1997 – 2000). Prior to joining USFilter, Mr. Reese served in Regional Vice President and Business Development roles with Mobley Environmental Services, Inc., as an Operations manager for Browning Ferris Waste Management Systems Inc., and as an engineer for R.J. Brown and Associates of America and J.P. Kenny Offshore Engineering. Mr. Reese holds a B.S. in Ocean Engineering from Texas A&M University and an MBA from the University of Texas.

Scott B. Hamilton has served as our General Counsel since July 2007 and as our Secretary since August 2007. From 2005 to 2007, Mr. Hamilton served as Associate General Counsel of Veolia Water North America Operating Services, LLC, previously known as USFilter Operating Services, Inc., a water services company, and from 1999 to 2004, served as Senior Counsel of the same company. From 1998 to 1999, Mr. Hamilton served as the Vice President, General Counsel and Assistant Secretary of USFilter Operating Services, Inc., and Regional Counsel of USFilter, before its acquisition by Veolia Water North America. From 1992 to 1998, Mr. Hamilton served in the enforcement division of the Securities and Exchange Commission, and prior to that was involved in the private practice of law for several years. Mr. Hamilton holds a B.A. in Comparative Area Studies and History from Duke University and a J.D. from the University of Illinois College of Law.

There is no family relationship between any executive officer and any of our other executive officers or directors.

Business Conduct and Ethics

We have adopted the Basin Water, Inc. Code of Business Conduct and Ethics (Code of Ethics) that complies with the SEC and NASDAQ listing standards and is applicable to all of our directors, officers and employees, including our chief executive officer and chief financial officer (who is also our principal accounting officer). On November 8, 2007, the Board adopted a revised Code of Business Conduct and Ethics. The revised Code of Business Conduct and Ethics is available in the Investor Relations section of our website at www.basinwater.com. We intend to post amendments to or waivers, if any, from our Code of Business Conduct and Ethics (to the extent applicable to our directors or our chief executive officer, principal financial officer, or principal accounting officer) at this location on our website.

Among other matters, this Code of Business Conduct and Ethics is designed to promote:

•	honest and ethical conduct;

•	avoidance of conflicts of interest;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications;

•	compliance with applicable governmental laws and regulations and stock exchange rules;

•	prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	accountability for adherence to the code.

16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent stockholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of these forms and written representations from the executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal year 2008, other than (a) the late filing of the Forms 4 on May 12, 2008 on behalf of Messrs. Faubel, Fryling, Katzmann, Sharpe and Solar and the Form 4 filed on May 13, 2008 on behalf of Ms. Snow, with respect to the annual grant of stock options and restricted stock made to our directors, and (b) the late filing of the Form 4 filed on June 23, 2008 on behalf of Mr. Chisholm, with respect to the grant of stock options and restricted stock in connection with the commencement of his employment.

ITEM 11. EXECUTIVE	COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to our Chief Executive Officer, Chief Financial Officer, and the two other executive officers of the Company (collectively the Named Executive Officers) during the last completed fiscal year. This Compensation Discussion and Analysis focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year. However, we also describe compensation actions taken before and after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure. The Compensation Committee of the Board of Directors (the Committee) oversees the design and administration of our executive compensation program in accordance with the processes and procedures discussed in the section entitled “Compensation Committee” presented elsewhere in this Annual Report on Form 10-K/A.

Compensation Philosophy

We believe executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. We also believe that the compensation cost for our employees is an investment in human capital to secure certain knowledge and performance capabilities necessary for our business. To this end, our compensation programs for all employees, including our Named Executive Officers, are designed to: (1) provide a competitive total compensation package, sufficient to attract, motivate and retain high caliber, proven performers, (2) support and recognize attainment of tactical and strategic goals of our organization, (3) align employee compensation with the interests of stockholders, and (4) provide retention incentives, securing the services of key contributors to our business over an extended period of time.

The Committee will take into account several factors in determining compensation, including: (1) current market value of a particular position, based on the skills, knowledge, experience and competencies required for the position (including taking into consideration the broader labor market depending on the nature of the position), (2) internal comparability of a position as compared to other similar positions within the organization, (3) our ability to pay, based on current economic and business factors, (4) individual performance within the position, and (5) contribution to the financial performance of the employee’s division, or our entire Company, as applicable.

Compensation Methodology

During 2008, the Committee retained Strategic Compensation Planning, Inc. (SCP), a Philadelphia-based consulting firm that provides total compensation plan design and program management support, to make recommendations regarding our compensation philosophy and policies. The Committee conducted discussions with SCP specifically related to (1) annual cash incentive plan design and (2) intermediate and long-term incentive awards. SCP provides no other services to, and receives no other compensation from, the Company or its executives.

Role of Chief Executive Officer in Compensation Decisions. During 2008, Mr. Stark, in his role as President and Chief Executive Officer, offered his opinions and assessment of the performance for the other Named Executive Officers to the Committee regarding compensation changes affecting the other Named Executive Officers, including with respect to (1) changes in base salaries, (2) option grants and (3) bonus awards. The Committee took into account Mr. Stark’s opinions and recommendations, but the Committee makes its own independent assessment of any compensation decision affecting officers of the Company (with the input of its compensation consultant). Mr. Stark did not play any role with respect to any matter impacting his own compensation. The Committee met in executive session when considering Mr. Stark’s compensation.

Components of Named Executive Officers Compensation

The executive compensation program for our Named Executive Officers is intended to be composed of four basic components tied to performance standards (both objective and subjective) and market practice: (1) base salary, (2) annual cash incentive opportunity, (3) intermediate-term incentive awards in the form of restricted stock and (4) long-term incentive awards in the form of stock options.

Base Salary

Base salary compensation for our Named Executive Officers is generally established by the terms of employment agreements between us and the Named Executive Officer. The level of base salary is intended to provide appropriate base pay to each of our Named Executive Officers taking into account their responsibilities, level of experience, individual performance and internal equity considerations. In addition, the Committee takes into account both Company and individual performance in setting compensation. We have recognized that to attract talented employees from secure positions at other more stable growth companies, we must be able to pay competitive base salaries, while also supplementing the salaries with equity compensation. Each of the employment agreements for our Named Executive Officers provides for annual salary reviews by the Committee. The Committee believes in relatively median level salaries and significant equity appreciation opportunities. The amount of a Named Executive Officer’s base salary is the reference point for much of the other compensation received by the executive. For example, the potential annual incentive award for each executive is a percentage of the executive’s base salary.

When hiring Mr. Chisholm, the Committee determined an appropriate salary for the chief financial officer position based on the factors detailed above, its review of his qualifications and experience, the scope of the responsibilities of that position and the input and recommendation of SCP.

There were no changes to the base compensation of our Named Executive Officers during 2008.

Annual Cash Incentive Opportunity

All of the employment agreements for our Named Executive Officers provide that each officer is eligible to receive an annual cash bonus equal to between 15% and 75% of his base salary depending on whether we meet certain annual targeted revenue and net income targets set by the Committee. In April 2008, the Committee approved the 2008 Annual Incentive Plan, under which the Named Executive Officers were eligible to receive a cash bonus equal to 50% of their respective base salaries depending on the achievement in fiscal year 2008 of (a) corporate performance goals measured by certain financial metrics, including revenues, gross margins, cash flow, operating income and earnings per share, (b) business unit or functional performance goals and (c) personal performance goals, in each case, as determined by the Committee. Participants are not entitled to any bonus payment if corporate performance is below 80% of the target; provided that, the Committee may in its discretion award bonuses at corporate performance below 80% of the target. Participants are eligible for a maximum of 120% of the target bonus for performance above the target. Corporate performance relative to the objectives approved by the Committee was below 80% of the target levels and, accordingly, no cash bonuses were paid under the 2008 Annual Incentive Plan.

In addition, all of the employment agreements for our Named Executive Officers provide that each officer may receive a discretionary bonus of up to 25% of his salary based on factors not related to the achievement of performance targets. In December 2008, the Committee reviewed our financial performance along with our other achievements in 2008, including the development of our infrastructure and business processes, our integration of Mobile Process Technology Company, our acquisition of Envirogen from Shaw Environmental and Infrastructure, Inc. and two of its affiliates (Shaw), our alliance with Rohm and Haas Company, and our effort in the restatement of financial statements for 2007 and 2006. The Committee also discussed management’s recommendation for 2008 cash incentive, stock and option awards for each Named Executive Officer and assessed each Named Executive Officer’s accomplishments and contributions to our Company in 2008, each Named Executive Officer’s total compensation (base, bonus and option awards) under various possible award scenarios, and the recommendations of SCP. Based on these various factors, in February 2009, the Committee awarded discretionary bonuses to the following Named Executive Officers, in the amounts indicated: Mr. Chisholm—$30,000, Mr. Reese—$25,000, and Mr. Hamilton—$30,000. Mr. Stark did not receive a discretionary bonus as the Committee believes his incentive compensation should be tied solely to corporate financial performance.

In October 2008, the Committee also awarded a one-time cash bonus of $20,000 to Mr. Hamilton in recognition of the significant efforts he made during 2008 in connection with our litigation and other legal matters.

Intermediate-Term Incentive Awards. An important component of our executive compensation has been the use of intermediate-term incentive awards in the form of restricted stock. The 2006 Plan authorizes us to grant restricted stock to employees, directors and consultants. In October 2006, Mr. Stark was granted a restricted stock award of 200,000 shares of our common stock, as to which one-third of the shares vested on the first anniversary date and one-third of the shares will vest on each of the second and third anniversaries of the grant date. In July 2007, Mr. Hamilton was granted a restricted stock award of 25,000 shares of our common stock, as to which one-third of the shares vested on the first anniversary date and one-third of the shares will vest on each of the second and third anniversaries of the grant date. In September 2007, Mr. Reese was granted a restricted stock award of 10,000 shares of our common stock, as to which one-third of the shares vested on the first anniversary date and one-third of the shares will vest on each of the second and third anniversaries of the grant date.

In June 2008, Mr. Chisholm was granted a restricted stock award of 150,000 shares of our common stock in connection with his commencement of employment, as to which 25,000 shares vested on December 31, 2008, while 50,000 shares will vest on December 31, 2009 and 75,000 shares will vest on December 31, 2010. The size of the award to Mr. Chisholm was determined based on the Committee’s review of his qualifications and experience and the scope of the responsibilities of his position.

There were no other awards of restricted stock to Named Executive Officers during 2008.

The Committee considers the use of restricted stock as particularly important for the hiring of our key executives as these grants (1) provide an incentive for our executives to remain in our employ without the need for a short-term significant increase in our stock price and (2) retain value despite short-term decreases in our stock price, unlike stock options which lose significant value if our stock price falls below the exercise price. For our Named Executive Officers, the restricted stock grants made to them at the time of hire were a part of their initial compensation package, similar to a “sign-on bonus,” for accepting the risk of joining a development stage company and for assisting in our Company’s growth at an early stage.

The Committee determines the restricted stock awards to the Named Executive Officers, and takes into account the recommendations of the Chief Executive Officer in making such awards to the other Named Executive Officers and to other employees. In determining the number of shares and vesting schedule of restricted stock awards granted to Named Executive Officers and to other employees, the Committee generally takes into account the individual’s position, scope of responsibilities, value of the award in relation to the other elements of the individual’s total compensation and, where applicable, the need to attract the individual from their current position.

Long-Term Incentive Awards. Stock options have been the primary vehicle for payment of long-term compensation to our Named Executive Officers and non-Named Executive Officer management employees. Our 2006 Plan authorizes us to grant stock options to employees, directors and consultants. The Committee believes that stock options are a necessary part of compensation packages granted to employees because: (1) they help attract and retain employees, (2) the value received by the recipient of a stock option is based on the growth of our stock price – thereby creating and enhancing incentives to increase our stock price and maximize stockholder value, and (3) they create a balance with shorter term incentives such as base salary and bonuses and intermediate-term incentives such as restricted stock. The Committee determines the stock option awards to the Named Executive Officers, and takes into account the recommendations of the Chief Executive Officer in making decisions on the other Named Executive Officers.

In determining the number and vesting schedule of stock options granted to Named Executive Officers and other employees, the Committee generally takes into account the individual’s position, scope of responsibility, value of stock options in relation to the other elements of the individual’s total compensation and, where applicable, the need to attract the individual from their current position. The Committee assesses the appropriate vesting schedule for these stock options, based not only on time but also on achievement of significant Company milestones.

On December 28, 2007, the Committee approved option grants for each Named Executive Officer based on an evaluation of each executive officer’s performance during 2007 and the achievement of certain corporate objectives, including the consummation of several significant transactions during 2007. The option grants were also made to the Named Executive Officers to provide incentives for performance in the coming fiscal year. Each option has an exercise price per share of $7.31, the closing price of the Company’s common stock on the Nasdaq Global Market on January 4, 2008, the date of grant, has a term of ten years, and will vest in three substantially equal annual tranches the first of which vested on December 28, 2008, and the next two tranches vesting on December 31, 2009 and 2010. The Named Executive Officers were granted stock options to purchase the following number of shares: Mr. Jensen – 55,000 shares; Mr. Stark – 50,000 shares; Mr. Tekulve – 35,088 shares; Mr. Reese – 17,000 shares; and Mr. Hamilton – 23,000 shares.

The 2008 Incentive Plan described above also provided for the grant of stock options by the Committee to the Named Executive Officers. The number of shares under such grants that each Named Executive Officer was eligible to receive was equal to 70% of his base salary divided by the closing price of our common stock on the Nasdaq Global Market as of the grant date. These stock options have a term of ten years, and one-third of the shares subject to the options will vest on each of the first, second and third anniversaries of the grant date. On May 5, 2008, the Committee approved the grant of stock options to our Named Executive Officers and certain other employees under the 2006 Plan, with a grant date of May 15, 2008 and an exercise price of $5.00 per share, which was equal to the closing price of our stock on the Nasdaq Global Market on such grant date. The Named Executive Officers were granted stock options to purchase the following number of shares: Mr. Stark – 57,018 shares; Mr. Tekulve – 35,088 shares; Mr. Reese – 35,088 shares; and Mr. Hamilton – 30,702 shares. Each of these options vests one-third on each of the first, second, and third anniversaries of the grant date. In connection with his resignation from our Company in October 2008, all of Mr. Tekulve’s stock options vested on October 13, 2008 and expire on July 1, 2011 – see “Former Chief Financial Officer Resignation” below.

On May 29, 2008, the Committee approved the grant of a stock option to purchase 43,240 shares to Mr. Chisholm, effective upon the date of his employment with us, which was June 17, 2008, with an exercise price of $4.29 per share, which was equal to the closing price of our stock on the Nasdaq Global Market on such grant date. The number of shares subject to this stock option grant to Mr. Chisholm was based on 70% of his base salary divided by the closing price of our common stock on the Nasdaq Global Market on the grant date.

No other stock options were awarded to executive officers in 2008 or with respect to services performed during 2008.

All stock option grants are required to be approved by the Committee. We have not timed the award of stock options or other equity-based compensation to coincide with the release of favorable or unfavorable information about our Company. We have no intention of timing the award of stock options or other equity-based compensation to coincide with the release of favorable or unfavorable information about our Company in the future.

Severance Arrangements and Change in Control Payments

We have entered into employment agreements with Messrs. Stark, Chisholm, Reese and Hamilton. The terms of the employment agreements with each of our Named Executive Officers provide each of them with certain severance benefits in the event his employment is terminated by us other than for cause or if he resigns with good reason.

The employment agreements for our Named Executive Officers provide severance and change in control protection under market-competitive terms. The specific provisions are summarized in the narrative accompanying the tables under “Potential Payments Upon Termination or Change in Control.”

Our outlook with respect to these severance and change-in-control provisions is that they are appropriate because they make it easier for the executives to focus on the best interests of Basin Water and our stockholders rather than the implications for them personally in the event we face the possibility of a change in control. These provisions were designed to:

•	be consistent with or below current market practices,

•	afford reasonable protection without creating any undue windfall,

•	enhance our ability to retain key employees during critical but uncertain times, and

•	enhance an acquirer’s potential interest in retaining key executives.

Severance payments are only made under the employment agreements if the Named Executive Officer complies with the confidentiality, non-compete and non-solicitation provisions of the agreements. We believe that these severance and change in control payment provisions in our Named Executive Officers’ employment agreements are necessary in order for us to provide competitive compensation within our industry and to encourage our Named Executive Officers to remain in our employ.

Compensation Differences Among the Named Executive Officers

Differences in compensation among the Named Executive Officers are based on experience in the industry, longevity with our Company and relative level of responsibility. Our President and CEO earns more in base salary than our Chief Financial Officer. Our Chief Financial Officer earns more in base salary than our Vice President of Marketing, and our Vice President of Marketing earns more than our General Counsel. Although each Named Executive Officer’s contributions to our Company are important, the Committee believes that the responsibilities and contributions of the President and Chief Executive Officer and the Chief Financial Officer are the most significant. As stated above, base salary is the one of the bases for annual incentive awards of cash bonus and equity awards.

Perquisites, Personal Benefits and Other Compensation

In 2008, Mr. Jensen received reimbursement for Company vehicle use, office lease payments, accrued vacation, severance and consulting payments and other expenses in the amount of $628,401. In 2008, Mr. Tekulve received severance payments, accrued vacation and other expenses in the amount of $143,385 in connection with his resignation from Basin Water.

Under their employment agreements, each of Messrs. Stark and Chisholm is entitled to (1) long-term disability insurance in an amount equal to 75% of his base salary, up to a maximum of $30,000 per month, (2) life insurance in a face amount equal to three times his annual base salary, and (3) reimbursement of out-of-pocket expenses up to a maximum of $3,000 for a biennial physical examination.

Under his employment agreement, Mr. Chisholm is also entitled to reimbursement of certain out-of pocket expenses related to the maintenance of his Certified Public Accountant license, continuing education required to maintain that license and his membership in up to two professional organizations of which he is a member.

Under their employment agreements, each of Messrs. Reese and Hamilton is entitled to long-term disability insurance in an amount equal to 70% of his base salary, up to a maximum of $12,500 per month. Under his employment agreement, Mr. Hamilton is also entitled to reimbursement of certain out-of-pocket expenses related to bar and/or registration dues and fees, continuing legal education and membership in certain legal associations.

All of our Named Executive Officers also receive supplemental life insurance coverage of $250,000, as well as supplemental long-term disability insurance coverage.

Our Named Executive Officers are eligible to participate in all of our employee benefit plans, including medical, dental, vision, long- and short-term disability and life insurance coverage of $50,000, in each case on the same basis as our other employees.

We have no outstanding loans of any kind to any of our Named Executive Officers, and federal law prohibits us from making any new loans to our Named Executive Officers. We have no pension plans or other defined benefit retirement plans. We have no non-qualified deferred compensation plans or supplemental executive retirement plans.

We reimburse travel expenses between home and our corporate headquarters, including expenses for hotel rooms and meals, to Messrs. Stark, Chisholm and Reese, all of whom reside in Houston, Texas, and to Mr. Hamilton, who resides in Chicago, Illinois.

Former Chief Executive Officer Employment Transition

On February 19, 2008, we announced the resignation of Mr. Jensen as our Chief Executive Officer and Chairman of the Board. At that time, Mr. Jensen remained on our Board of Directors. In connection with his resignation, we entered into an Employment Transition and Consulting Agreement dated February 19, 2008 (the Separation Date) with Mr. Jensen (the Transition Agreement).

On March 11, 2008, Mr. Jensen resigned from our Board of Directors.

The Transition Agreement provided Mr. Jensen with the following benefits: (1) he received a cash lump sum payment of $422,797, (2) we agreed to pay for his healthcare insurance for 18 months following the Separation Date (or until he accepts employment with another employer providing comparable benefits), (3) he was retained as our consultant for two years after the Separation Date, for which he will receive $200,000 per year (payable each year in 12 equal monthly installments), (4) he received compensation for his services as a director in accordance with our Amended and Restated Director Compensation Policy for non-employee directors (for the applicable period until his resignation from our Board of Directors) and (5) he retained all Basin Water personal property, including computer equipment, printers, cameras and a used Company truck, that was in his possession as of the Separation Date. Mr. Jensen will not be entitled to any further benefits under his employment agreement in effect prior to the Separation Date except as provided in the Transition Agreement. The Transition Agreement contained other customary terms and conditions, including mutual releases and indemnification obligations (including with respect to Mr. Jensen’s wife).

Mr. Jensen’s consulting services pursuant to the Termination Agreement were terminated in November 2008.

Former Chief Financial Officer Resignation

On June 23, 2008, we announced the resignation of Mr. Tekulve as our Chief Financial Officer. At that time, he was appointed as Vice President of Finance – Business Development. On October 8, 2008 (the Separation Date), Mr. Tekulve resigned as an employee. In connection with his resignation, we entered into a Confidential Resignation Agreement dated October 13, 2008 with Mr. Tekulve (the Separation Agreement) which provided him with the following benefits: (1) he received a cash lump sum payment of $115,000, (2) we paid for his healthcare insurance for six months following the Separation Date and (3) all restricted stock awards and stock option grants previously granted to him became 100% vested on October 13, 2008. All of Mr. Tekulve’s outstanding stock options will remain exercisable until July 1, 2011.

Tax and Accounting Information

Section 162(m) of the Code and the Omnibus Budget Reconciliation Act of 1993 and regulations adopted thereunder, place limits on deductibility of compensation in excess of $1.0 million paid in any one year to the our chief executive officer and our three other most highly compensated executive officers (other than our chief financial officer), employed at year end, unless this compensation qualifies as “performance based.” The non-performance based compensation paid in cash to each of our Named Executive Officers did not exceed the $1.0 million limit per officer in 2008, and the Committee does not anticipate that the non-performance based compensation to be paid in cash to our Named Executive Officers will exceed that limit in 2009. Although it will consider the tax implications of its compensation decisions, the Committee believes its primary focus should be to attract, retain, and motivate high caliber executives and to align the executives’ interests with those of our stockholders.

For 2006 and continuing thereafter, the Committee has considered and will continue to consider the impact of the requirement under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), that we record in our financial statements the expense incurred when stock options are granted to employees. In addition, the Committee will examine the tax impact on employees and the potential tax deductions to Basin Water with respect to the exercise of stock option grants. We do not pay or reimburse any Named Executive Officer for any taxes due upon exercise of a stock option.

Compensation Committee

The members of the Compensation Committee of the Board (the Committee) are Messrs. Solar (Chair), Faubel and Fryling. The Committee is comprised of a majority of independent, outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code) and independent non-employee directors within the meaning of Rule 16b-3 under the Exchange Act. All members of the Committee meet the independence requirements of Nasdaq listing standards. The Committee’s written charter can be found in the Investor Relations section of our website at www.basinwater.com. The Committee has responsibility for the review, evaluation and approval of executive compensation, including the compensation philosophy, policies and plans for our executive officers.

On behalf of our Board, the Committee monitors and assists our Board in determining compensation for our senior management, directors and employees. Among other matters, the Committee’s responsibilities include the following:

•	setting performance goals for our officers and reviewing their performance against these goals;

•	reviewing and recommending compensation and benefit plans for our officers and compensation policies for our Board and members of our Board committees;

•	reviewing the terms of offer letters to and employment agreements and arrangements with our officers;

•	independently assessing external market information on industry compensation practices;

•

reviewing and discussing with our Company’s management the Compensation Discussion and Analysis (CD&A) and determining whether to recommend to our Board that the CD&A be included in our proxy statement and in our annual report on Form 10-K; and

•	producing an annual report on executive compensation for inclusion in our proxy statement.

Compensation Committee Report

The following Compensation Committee report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this report by reference therein.

The Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis (CD&A) set forth above. Based on such review and discussion, the Committee has recommended to the Board of the Company that the CD&A be included in this Annual Report on Form 10-K/A for the year ended December 31, 2008.

Keith R. Solar (Chair)

Victor J. Fryling

Roger S. Faubel

April 30, 2009

Summary Compensation Table

The following table and accompanying notes provide information with respect to total compensation earned or paid by the Company to the Chief Executive Officer, former Chief Executive Officer, Chief Financial Officer, former Chief Financial Officer and the other two executive officers of the Company serving at the end of fiscal 2008 (the Named Executive Officers) during fiscal years 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)(4)	Total ($)
Michael M. Stark (5)	2008	$325,000	—	$556,676	$184,743	—	$50,931	$1,117,350
President & Chief	2007	$325,000	$80,000	$556,676	$114,624	—	$41,864	$1,118,164
Executive Officer	2006	$63,356	—	$92,777	$19,104	—	$6,345	$181,582

Peter L. Jensen (6)	2008	$55,000	—	$62,005	$156,805	—	$628,401	$902,211
Former Chairman of the	2007	$269,550	$83,000	$45,088	—	—	$24,078	$421,716
Board & Chief Executive Officer	2006	$152,344	$127,385	$28,188	—	—	$43,875	$351,792

W. Christopher Chisholm (7)
Vice President, Chief Financial Officer, Treasurer & Assistant Secretary	2008	$143,542	$30,000	$254,420	$14,706	—	$28,050	$470,718

Thomas C. Tekulve (8)	2008	$154,615	—	$38,678	$202,580	—	$143,385	$539,258
Former Chief Financial Officer,	2007	$181,738	$50,000	$25,376	$50,525	—	$1,812	$309,451
Chief Administrative Officer, Treasurer, Assistant Secretary & Vice President of Finance - Business Development	2006	$143,406	$100,000	$15,867	$154,512	—	—	$413,785

Richard A. Reese (9)	2008	$200,000	$25,000	$40,952	$68,842	—	$15,494	$350,288
Vice President of Marketing	2007	$53,898	$15,000	$11,258	$10,509	—	$7,743	$98,408

Scott B. Hamilton (10)	2008	$175,000	$50,000	$93,320	$100,083	—	$35,807	$454,210
General Counsel & Secretary	2007	$72,932	$40,000	$38,887	$27,867	—	$12,211	$191,897

(1)	Salary includes all regular wages paid to the executive, and any amount which was voluntarily deferred by the executive pursuant to the 401(k) Plan.

(2)	Bonus for 2008 consists of cash compensation paid for service during 2008.

(3)	Stock awards and option awards for 2008 equal the accounting charge for compensation expense incurred by us in 2008 for restricted stock and stock option awards granted in 2008 and prior years, calculated in accordance with the provisions of SFAS No. 123(R), Share-Based Payment, as described in Note 20 to our audited consolidated financial statements included in this Annual Report on Form 10-K/A (without regard to estimates for forfeitures).

(4)	All other compensation in 2008 for Mr. Jensen includes: (i) a severance payment of $422,797 upon his resignation as Chief Executive Officer in February 2008, (ii) consulting payments of $133,333 paid in connection with a two-year consulting agreement between Mr. Jensen and us, (iii) a lump sum payment of $40,611 for accrued vacation as of the date of his resignation, (iv) the premiums for supplemental life and disability insurance coverage paid by us, (v) his personal use of our vehicles, (vi) office lease payments made by us, (vii) $20,000, which represents the fair value of equipment transferred by us to Mr. Jensen upon his resignation, (viii) non-employee director fees paid for his service on our Board from the date of his resignation as our Chief Executive Officer until his resignation as a director and (v) the premiums for supplemental life and disability insurance coverage paid by us.

All other compensation in 2008 for Messrs. Stark, Chisholm, Reese and Hamilton includes: (i) premiums for supplemental life and disability insurance coverage paid by us (including $13,991 of premiums for Mr. Stark’s supplemental life insurance coverage), (ii) reimbursements for travel expenses between home and our corporate headquarters (including $30,418 for Mr. Stark, $22,114 for Mr. Chisholm, $12,284 for Mr. Reese and $34,215 for Mr. Hamilton), (iii) reimbursement of the cost of an annual physical examination for Mr. Stark and (iv) employer matching contributions made by us to the 401(k) retirement plan and the 125(b) healthcare plan.

All other compensation in 2008 for Mr. Tekulve includes: (i) a severance payment of $115,000 upon his resignation in October 2008, (ii) a lump sum payment of $24,335 for accrued vacation as of the date of his resignation, (iii) the premiums for supplemental life and disability insurance coverage paid by us and (iv) employer matching contributions made by us to the 401(k) retirement plan and the 125(b) healthcare plan.

(5)	Mr. Stark became our Chief Executive Officer on February 19, 2008. From October 23, 2006 to February 19, 2008, Mr. Stark was employed as our President and Chief Operating Officer. His annual base salary is $325,000.

(6)	Mr. Jensen’s annual base salary was increased to $330,000 effective as of May 16, 2007. Mr. Jensen resigned as our Chairman of the Board and Chief Executive Officer on February 19, 2008.

(7)	Mr. Chisholm has been employed as our Chief Financial Officer since June 17, 2008. His annual base salary is $265,000.

(8)	Mr. Tekulve’s annual base salary was increased to $200,000 effective as of May 16, 2007. Mr. Tekulve resigned as our Chief Financial Officer on June 17, 2008, and was appointed as our Vice President of Finance – Business Development. Mr. Tekulve resigned as our Vice President of Finance – Business Development on October 8, 2008.

(9)	Mr. Reese has been employed as Vice President of Marketing since September 24, 2007. His annual base salary is $200,000.

(10)	Mr. Hamilton has been employed as General Counsel and Secretary since July 30, 2007. His annual base salary is $175,000.

Grants of Plan-Based Awards

The following table and accompanying notes summarize certain information regarding grants of plan-based awards to the Named Executive Officers during 2008.

Name and Principal Position	Grant Date	Date of Authori- zation of Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards (#)	Grant Date Fair Value of Stock and Option Awards
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael M. Stark	—	—	—	$162,500	$195,000	—	—	—	—		—		—	—
President & Chief	1/4/08	12/28/07	—	—	—	—	—	—	—		50,000	(2)	$7.31	$142,550
Executive Officer	5/15/08	5/5/08	—	—	—	—	—	—	—		57,018	(3)	$5.00	$111,185

Peter L. Jensen	—	—	—	—	—	—	—	—	—		—		—	—
Former Chairman of the Board & Chief Executive Officer	1/4/08	12/28/07	—	—	—	—	—	—	—		55,000	(2)	$7.31	$156,805

W. Christopher Chisholm (4)	—	—	—	$132,500	$159,000	—	—	—	—		—		—	—
Vice President,	6/17/08	5/29/08	—	—	—	—	—	—	—		43,240	(5)	$4.29	$72,341
Chief Financial Officer, Treasurer & Assistant Secretary	6/17/08	5/29/08	—	—	—	—	—	—	150,000	(6)	—		—	$643,500

Thomas C. Tekulve (7)	—	—	—	$100,000	$120,000	—	—	—	—		—		—	—
Former Chief Financial Officer,	1/4/08	12/28/07	—	—	—	—	—	—	—		29,000	(2)	$7.31	$82,679
Chief Administrative Officer, Treasurer, Assistant Secretary & Vice President of Finance - Business Development	5/15/08	5/5/08	—	—	—	—	—	—	—		35,088	(3)	$5.00	$68,422

Richard A. Reese	—	—	—	$100,000	$120,000	—	—	—	—		—		—	—
Vice President of	1/4/08	12/28/07	—	—	—	—	—	—	—		17,000	(2)	$7.31	$48,467
Marketing	5/15/08	5/5/08	—	—	—	—	—	—	—		35,088	(3)	$5.00	$68,422

Scott B. Hamilton	—	—	—	$87,500	$100,000	—	—	—	—		—		—	—
General Counsel &	1/4/08	12/28/07	—	—	—	—	—	—	—		23,000	(2)	$7.31	$65,573
Secretary	5/15/08	5/5/08	—	—	—	—	—	—	—		30,702	(3)	$5.00	$59,869

(1)	Represent target and maximum bonus opportunities under our 2008 Annual Incentive Plan.

(2)	The stock option grants were approved by the Committee on December 28, 2007 and were effective on January 4, 2008, two business days after public disclosure of the Empire Water transaction. One-third of the shares subject to these options vested on December 28, 2008, and the remaining shares subject to these options will vest in equal installments on December 28, 2009 and 2010, respectively.

(3)	The stock option grants were approved by the Committee on May 5, 2008 and were effective on May 15, 2008, two business days after public disclosure of our earnings for the first quarter of 2008. These grants vest in three equal installments on each of the first three anniversaries of the grant date.

(4)	The stock option and restricted stock grants to Mr. Chisholm were approved by the Committee on May 29, 2008 in connection with the approval of Mr. Chisholm’s employment agreement, and were effective as of June 17, 2008, the date of his employment agreement. Pursuant to the terms of Mr. Chisholm’s employment agreement, the exercise price of the stock options granted to Mr. Chisholm was set equal to the closing price of our common stock on the date of grant.

(5)	Mr. Chisholm was granted an option to purchase 43,240 shares of our common stock. One-third of the shares subject to the stock option will vest on each of the first, second and third anniversaries of the grant date.

(6)	Mr. Chisholm was granted 150,000 shares of restricted stock, of which 25,000 shares vested and all restrictions lapsed on December 31, 2008. Of the remaining 125,000 shares, 50,000 shares and 75,000 shares will vest and all restrictions will lapse on December 31, 2009 and December 31, 2010, respectively. Mr. Chisholm paid $0.001 per share of restricted stock.

(7)	All of Mr. Tekulve’s stock awards vested in October 2008 in accordance with the terms of his Separation Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table and accompanying notes summarize certain financial information regarding outstanding equity awards held by the Named Executive Officers at December 31, 2008.

	Option Awards							Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael M. Stark	—	—		300,000	(3)	$8.35	10/27/16	—		—	—	—
President & Chief	16,667	33,333	(4)	—		$7.31	12/28/17	—		—	—	—
Executive	—	57,018	(6)	—		$5.00	5/15/18	—		—	—	—
Officer	—	—		—		—	—	66,667	(5)	$34,667	—	—

Peter L. Jensen
Former Chairman of	—	—		—		—	—	2,808	(5)	$1,460	—	—
the Board & Chief Executive Officer	18,333	36,667	(4)	—		$7.31	12/28/17	—		—	—	—

W. Christopher Chisholm
Vice President,	—	43,240	(6)	—		$4.29	6/17/18	—		—	—	—
Chief Financial Officer, Treasurer & Assistant Secretary	—	—		—		—	—	125,000	(7)	$65,000	—	—

Thomas C. Tekulve (8)	110,000	—		—		$4.00	7/1/11	—		—	—	—
Former Chief Financial	60,000	—		—		$5.00	7/1/11	—		—	—	—
Officer, Chief	50,000	—		—		$5.00	7/1/11	—		—	—	—
Administrative Officer,	29,000	—		—		$7.31	7/1/11	—		—	—	—
Treasurer, Assistant Secretary & Vice President of Finance - Business Development	35,088	—		—		$5.00	7/1/11	—		—	—	—

Richard A. Reese	8,333	16,667	(6)	—		$12.29	9/24/17	—		—	—	—
Vice President of	5,667	17,000	(4)	—		$7.31	12/28/17	—		—	—	—
Marketing	—	35,088	(6)	—		$5.00	5/15/18	—		—	—	—
	—	—		—		—	—	6,667	(10)	$3,467	—	—

Scott B. Hamilton	8,333	16,667	(6)	45,000	(9)	$11.20	7/30/17	—		—	—	—
General Counsel &	—	23,000	(4)	—		$7.31	12/28/17	—		—	—	—
Secretary	—	30,702	(6)	—		$5.00	5/15/18	—		—	—	—
	—	—		—		—	—	16,667	(10)	$8,667	—	—

(1)	The expiration date of each option occurs 10 years after the date of grant of such option, with the exception of options granted to Mr. Tekulve which expire on July 1, 2011 per the terms of his Separation Agreement.

(2)	Based on the closing price of our common stock on December 31, 2008 of $0.52 per share.

(3)	The stock option grant to Mr. Stark for 300,000 shares becomes exercisable as follows: 100,000 shares vest upon our stock price reaching and staying at or above $15.25 for at least 45 consecutive days within three years from the grant date; 100,000 shares vest upon our stock price reaching and staying at or above $19.00 for at least 45 consecutive days within three years from the grant date; and 100,000 shares vest upon our stock price reaching and staying at or above $23.50 for at least 45 consecutive days within four years from the grant date.

(4)	One-third of the shares subject to these stock options vested on December 28, 2008, and the remaining shares subject to these options will vest in equal installments on December 28, 2009 and 2010, respectively.

(5)	The shares of restricted stock granted to Messrs. Jensen and Stark will vest and all restrictions will lapse on the third anniversary of the grant date. The restricted stock granted to Messrs. Jensen and Tekulve was granted on May 11, 2006. The restricted stock granted to Mr. Stark was granted on October 27, 2006.

(6)	One-third of the shares subject to these stock options will vest on each of the first, second and third anniversaries of the grant date.

(7)	Of the shares of restricted stock granted to Mr. Chisholm, 25,000 shares vested on December 31, 2008, and 50,000 shares and 75,000 shares will vest and all restrictions will lapse on December 31, 2009 and December 31, 2010, respectively. The restricted stock was granted to Mr. Chisholm on June 17, 2008.

(8)	All of Mr. Tekulve’s stock awards vested in October 2008 in accordance with the terms of his Separation Agreement.

(9)	The stock option grant to Mr. Hamilton for 45,000 shares becomes exercisable as follows: 6,667 shares vest upon our stock reaching and staying at or above $15.25 for at least 45 consecutive days within three years from the grant date; 6,667 shares vest upon our stock price reaching and staying at or above $19.00 for at least 45 consecutive days within three years from the grant date; and 31,666 shares vest upon our stock price reaching and staying at or above $24.00 for at least 45 consecutive days within four years from the grant date.

(10)	One-half of the shares of restricted stock granted to Messrs. Hamilton and Mr. Reese will vest and all restrictions will lapse on such portion of shares on each of the second and third anniversaries of the grant date. The restricted stock granted to Mr. Hamilton was granted on July 30, 2007. The restricted stock granted to Mr. Reese was granted on September 24, 2007.

Options Exercised and Stock Vested

The following table provides information about stock option exercises and the vesting of restricted stock by the Named Executive Officers during fiscal year-end 2008.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)

Michael M. Stark
President & Chief Executive Officer	—	—	66,667	$56,667

Peter L. Jensen
Former Chairman of the Board & Chief Executive Officer	—	—	2,709	$11,649

W. Christopher Chisholm
Vice President, Chief Financial Officer, Treasurer & Assistant Secretary	—	—	25,000	$13,000

Thomas C. Tekulve
Former Chief Financial Officer, Chief Administrative Officer, Treasurer, Assistant Secretary & Vice President of Finance - Business Development	—	—	3,217	$8,815

Richard A. Reese
Vice President of Marketing	—	—	3,333	$6,733

Scott B. Hamilton
General Counsel & Secretary	—	—	8,333	$31,665

(1)	Represents two-thirds of the restricted stock granted to Mr. Tekulve on May 11, 2006, one-third of the restricted stock granted to Mr. Jensen on May 11, 2006, one-third of the restricted stock granted to Mr. Stark on October 27, 2006, one-third of the restricted stock granted to Mr. Hamilton on July 30, 2007, one-third of the restricted stock granted to Mr. Reese on September 24, 2007 and 25,000 shares of the restricted stock granted to Mr. Chisholm on June 17, 2008.

(2)	The value realized upon vesting of restricted stock is based on the closing price of our common stock on the vesting date multiplied by the number of shares vesting on such date.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2008, concerning shares of common stock authorized for issuance under all of our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans
approved by stockholders	1,977,351		$5.82		2,737,605
Equity compensation plans
not approved by stockholders	190,000		$4.00		—

Total equity compensation plans	2,167,351	(1)	$5.66	(2)	2,737,605

(1)	As of December 31, 2008, 2,167,351 securities are issuable upon the exercise of outstanding options. The weighted average contractual life of outstanding options is 7.3 years as of that date.

(2)	As of December 31, 2008, the weighted-average exercise price of outstanding options was $5.66 per share.

Employment Agreements

We have entered into employment agreements with Messrs. Stark, Chisholm, Reese and Hamilton. The employment agreements of Messrs. Stark, Reese and Hamilton were amended on December 16, 2008 to conform to certain provisions that were intended to be in effect for all of our executive officers and to make certain changes necessary to assure timely compliance with Section 409A of the Code. The terms of the employment agreements with each of our executive officers provide each executive with certain severance benefits in the event his employment is terminated by us other than for cause or if the executive resigns with good reason.

The employment agreements with our executive officers each provide that, in the event his employment is terminated by us other than for cause or if the executive resigns with good reason, then, conditioned upon his signing of a release, he will receive (1) severance of 12 months’ base salary payable in a lump sum, (2) an amount equal to the greater of (a) the executive’s bonus for the year prior to the date of termination or (b) the executive’s target bonus for the year in which the date of termination occurs (prorated for the period of his employment during that year) payable in a lump sum as soon as practicable, (3) 12 months’ healthcare benefits continuation at our expense and (4) $15,000 towards outplacement services.

In the event of an executive officer’s termination by us other than for cause or resignation for good reason within 24 months following a change in control of the Company, the executive officer will be entitled to the same termination and benefit amounts set forth above, except that instead of a prorated bonus, the executive will be entitled to receive an amount equal to his entire target bonus for the year in which the termination occurs. Further, 100% of the executive’s stock awards (including any performance vesting awards) will be accelerated immediately.

In addition, in the event of a change of control of Basin Water, if an executive officer is terminated without cause or leaves our employment for good reason, then (1) the vesting of 100% of each executive’s stock awards will be accelerated immediately prior to a change of control and (2) the vesting of 100% of each executive’s stock awards (other than any awards the vesting of which is performance-based and with respect to which the performance objectives have not been achieved as of the date of termination, if any) will be accelerated immediately if such executive is terminated without cause or leaves our employment for good reason.

In addition to the salary, bonus, severance and change in control payment provisions discussed above, the employment agreements contain customary non-competition and non-solicitation covenants on the part of the Named Executive Officers. The terms of the employment agreements also prohibit the Named Executive Officers from disclosing our confidential information and require the Named Executive Officers to return all of our confidential information to us upon the expiration or termination of employment. Receipt of any of the severance payments described above is conditioned upon the executive executing a release as well as abiding by the foregoing covenants.

For purposes of the employment agreements, “cause” generally means any of the following: (i) the commission of an act of fraud or embezzlement by the executive involving Basin Water or any successor or affiliate thereof or the executive’s commission of any other act of dishonesty that has a material adverse impact on the Company or any successor or affiliate thereof; (ii) a conviction of, or plea of “guilty” or “no contest” to, a felony by the executive or any other crime involving moral turpitude (it being understood that violation of the motor vehicle code does not constitute such a crime); (iii) any unauthorized use or disclosure by the executive of confidential information or trade secrets of Basin Water or any successor or affiliate thereof; (iv) the executive’s gross negligence, insubordination or material violation of any duty of loyalty to Basin Water or any successor or affiliate thereof or any other material misconduct on the part of the executive; (v) the executive’s ongoing and repeated failure or refusal to perform or neglect of the executive’s duties as required by the employment agreement, which failure, refusal or neglect continues for 15 days following the executive’s receipt of written notice from our president or the board of directors stating with specificity the nature of such failure, refusal or neglect; or (vi) the executive’s breach of any material provision of the employment agreement.

For purposes of the employment agreements, “good reason” generally means the executive’s voluntary resignation following any one or more of the following that is effected without the executive’s written consent: (i) a material change in the geographic location at which the executive must perform his duties (and a relocation of the office of the executive more than 50 miles from the executive’s principal place of employment is deemed to be a material change for these purposes) (or, in the case of Mr. Hamilton, our requiring him to relocate his residence outside of the Chicago, Illinois metropolitan area); (ii) a material reduction in the executive’s authority, duties or responsibilities (provided that the fact that Basin Water becomes a subsidiary of an acquirer or a division of an acquirer shall not in and of itself by considered a material reduction or change to the executive’s authority, duties or responsibilities); (iii) a material reduction in the executive’s base compensation, other than pursuant to a Company-wide reduction of base salaries for our employees generally, provided that such reduction is no greater in proportion to the reduction in base compensation for our other senior executives; (iv) a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive is required to report; or (v) any other action or inaction that causes a material breach by us to the executive under the employment agreement.

For purposes of the employment agreements, “change in control” has the same meaning as given to such term under our 2006 Equity Incentive Award Plan, described below under “—Retirement and Other Benefit Plans—2006 Equity Incentive Award Plan.”

Potential Payments upon Termination or Change in Control

The following tables set forth potential payments payable to each of our Named Executive Officers under the following three scenarios: (1) termination of employment by us without cause or resignation for good reason prior to a change in control or more than 24 months following a change in control; (2) the occurrence of a change in control without a termination of employment; and (3) termination of employment by us without cause or resignation for good reason within 24 months following a change in control. The tables assume that any termination of employment and/or change in control occurred on December 31, 2008, and the value of accelerated vesting of equity awards was calculated using the closing price of $0.52 per share of our common stock on the Nasdaq Global Market on December 31, 2008.

Michael M. Stark, President and Chief Executive Officer

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason Apart from Change in Control	Change in Control; No Termination	Termination Without Cause or Resignation for Good Reason Within 24 Months Following Change in Control
Compensation:
Base Salary (1)	$325,000	—	$325,000
Bonus (2)	$162,500	—	$162,500
Stock Options (3)	—	—	—
Restricted Stock (4)	$34,667	$34,667	$34,667
Benefits and Perquisites:
Healthcare Benefits (5)	$16,883	—	$16,883
Outplacement Services	$15,000	—	$15,000
Accrued Vacation Pay	$25,061	—	$25,061

Totals	$579,111	$34,667	$579,111

(1)	Represents a lump sum payment equal to 12 months of Mr. Stark’s current annual base salary of $325,000.

(2)	Represents a lump sum payment equal to Mr. Stark’s target bonus for 2008.

(3)	Mr. Stark’s unvested stock options have exercise prices which are higher than the price per share of our common stock of $0.52 as of December 31, 2008.

(4)	Represents the value of 100% of Mr. Stark’s unvested stock awards under accelerated vesting.

(5)	Represents the value of 12 months of healthcare benefits.

W. Christopher Chisholm, Vice President and Chief Financial Officer

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason Apart from Change in Control	Change in Control; No Termination	Termination Without Cause or Resignation for Good Reason Within 24 Months Following Change in Control
Compensation:
Base Salary (1)	$265,000	—	$265,000
Bonus (2)	$132,500	—	$132,500
Stock Options (3)	—	—	—
Restricted Stock (4)	$65,000	$65,000	$65,000
Benefits and Perquisites:
Healthcare Benefits (5)	$11,780	—	$11,780
Outplacement Services	$15,000	—	$15,000
Accrued Vacation Pay	$16,125	—	$16,125

Totals	$505,405	$65,000	$505,405

(1)	Represents a lump sum payment equal to 12 months of Mr. Chisholm’s current annual base salary of $265,000.

(2)	Represents a lump sum payment equal to Mr. Chisholm’s target bonus for 2008.

(3)	Mr. Chisholm’s unvested stock options have an exercise price which is higher than the closing price of our common stock of $0.52 per share as of December 31, 2008.

(4)	Represents the value of 100% of Mr. Chisholm’s unvested stock awards under accelerated vesting.

(5)	Represents the value of 12 months of healthcare benefits.

Richard A. Reese, Vice President of Marketing

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason Apart from Change in Control	Change in Control; No Termination	Termination Without Cause or Resignation for Good Reason Within 24 Months Following Change in Control
Compensation:
Base Salary (1)	$200,000	—	$200,000
Bonus (2)	$100,000	—	$100,000
Stock Options (3)	—	—	—
Restricted Stock (4)	$3,467	$3,467	$3,467
Benefits and Perquisites:
Healthcare Benefits (5)	$16,883	—	$16,883
Outplacement Services	$15,000	—	$15,000
Accrued Vacation Pay	$17,216	—	$17,216

Totals	$352,566	$3,467	$352,566

(1)	Represents a lump sum payment equal to 12 months of Mr. Reese’s current annual base salary of $200,000.

(2)	Represents a lump sum payment equal to Mr. Reese’s target bonus for 2008.

(3)	Mr. Reese’s unvested stock options have exercise prices which are higher than the closing price of our common stock of $0.52 per share as of December 31, 2008.

(4)	Represents the value of 100% of Mr. Reese’s unvested stock awards under accelerated vesting.

(5)	Represents the value of 12 months of healthcare benefits.

Scott B. Hamilton, General Counsel and Secretary

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason Apart from Change in Control	Change in Control; No Termination	Termination Without Cause or Resignation for Good Reason Within 24 Months Following Change in Control
Compensation:
Base Salary (1)	$175,000	—	$175,000
Bonus (2)	$87,500	—	$87,500
Stock Options (3)	$—	—	—
Restricted Stock (4)	$8,667	$8,667	$8,667
Benefits and Perquisites:
Healthcare Benefits (5)	$5,467	—	$5,467
Outplacement Services	$15,000	—	$15,000
Accrued Vacation Pay	$15,673	—	$15,673

Totals	$307,307	$8,667	$307,307

(1)	Represents a lump sum payment equal to 12 months of Mr. Hamilton’s current annual base salary of $175,000.

(2)	Represents a lump sum payment equal to Mr. Hamilton’s target bonus for 2008.

(3)	Mr. Hamilton’s unvested stock options have exercise prices which are higher than the closing price of our common stock of $0.52 per share as of December 31, 2008.

(4)	Represents the value of 100% of Mr. Hamilton’s unvested stock awards under accelerated vesting.

(5)	Represents the value of 12 months of healthcare benefits.

Retirement and Other Benefit Plans

401(k) Plan

The 401(k) Plan has qualified as an employee retirement plan under Section 401(a) and 401(k) of the Code. Participation is optional for employees once they are eligible to participate.

2006 Equity Incentive Award Plan

In May 2006, we adopted our 2006 Equity Incentive Award Plan (the 2006 Plan). The principal purpose of the 2006 Plan is to provide incentives for our officers, employees and consultants, as well as the officers, employees and consultants of any of our subsidiaries. We believe that grants of options, restricted stock and other awards will stimulate their personal and active interest in our development and financial success, and induce them to remain in our employ or continue to provide services to us. In addition to awards made to officers, employees or consultants, the 2006 Plan permits us to grant options to our directors.

Under the 2006 Plan, 2,500,000 shares of our common stock (or the equivalent in other equity securities) were reserved initially for issuance upon exercise of options, stock appreciation rights, or SARs, and other awards, or upon vesting of restricted stock awards or restricted stock units. As of December 31, 2008, options to purchase 1,257,184 shares of our common stock and 510,514 shares of restricted stock had been granted under the 2006 Plan. The options were exercisable at a weighted average price of $6.88 per share.

In addition, the 2006 Plan contains an evergreen provision that allows for an annual increase in the number of shares available for issuance under the plan on January 1 of each year during the ten-year term of the 2006 Plan, beginning on January 1, 2007. Under this evergreen provision, the annual increase in the number of shares shall be equal to the least of:

•	5.0% of our outstanding capital stock on the first day of the relevant fiscal year;

•	1,000,000 shares; and

•	an amount determined by our board of directors.

In no event shall the number of shares of our common stock that may be issued or transferred pursuant to awards under the 2006 Plan exceed an aggregate of 12,500,000 shares. As of January 1, 2007, the number of total shares of our common stock that may be issued under the 2006 Plan automatically increased to 3,495,383 shares. As of January 1, 2008, the number of total shares of our common stock that may be issued under the 2006 Plan automatically increased to 4,495,383 shares. As of January 1, 2009, the number of total shares of our common stock that may be issued under the 2006 Plan automatically increased to 5,495,383 shares.

No individual may be granted awards under the 2006 Plan representing more than 2,000,000 shares in any calendar year.

Administration. The Committee administers the 2006 Plan. To administer the 2006 Plan, the Committee must consist of at least two members of our board of directors, each of whom is an “outside director,” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, a non-employee director for purposes of Rule 16b-3 under the Exchange Act, and an independent director under the Nasdaq listing standards.

Our board of directors may at any time abolish the Committee and revest in itself the authority to administer the 2006 Plan. Our entire Board will administer the 2006 Plan with respect to awards to non-employee directors.

Eligibility. Options, SARs, restricted stock and other awards under the 2006 Plan may be granted to individuals who are then our officers or employees or are the officers or employees of any of our subsidiaries. Such awards also may be granted to our directors and consultants. Only employees may be granted incentive stock options, or ISOs.

Awards. The 2006 Plan provides that the Committee (or the Board, in the case of awards to non-employee directors) may grant or issue stock options, SARs, restricted stock, restricted stock units, dividend equivalents, performance awards, stock payments and other stock related benefits, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award. On May 10, 2007, the definition of “fair market value” in the 2006 Plan was changed to the closing price of our common stock on the date of grant of an award.

Corporate Transactions. In the event of a change in control where the acquirer does not assume or replace awards granted under the 2006 Plan, awards issued under the 2006 Plan will be subject to accelerated vesting such that 100% of such award will become vested and exercisable or payable, as applicable.

In addition, the Committee may make appropriate adjustments to awards under the Plan and is authorized to provide for the acceleration, cash-out, termination, assumption, substitution or conversion of such awards. Under the 2006 Plan, a “change in control” is generally defined as:

•	the transfer or exchange in a single or series of related transactions by our stockholders of more than 50% of our voting stock to a person or group;

•

the replacement of two-thirds of the incumbent members of the Board with new directors whose nominations have not been approved by an affirmative vote of the incumbent members or their nominees during any two-year period;

•

a merger or consolidation in which we are a party, other than a merger or consolidation which results in our outstanding voting securities immediately before the transaction continuing to represent a majority of the voting power of the acquiring company’s outstanding voting securities;

•	the sale, exchange, or transfer of all or substantially all of our assets; or

•	our liquidation or dissolution.

2001 Stock Option Plan

We initially adopted the 2001 Stock Option Plan (the 2001 Plan) in August 2001. As amended to date, we have reserved a total of 2,100,000 shares of our common stock for issuance under the 2001 Plan. As of December 31, 2008, options to purchase a total of 636,916 shares of our common stock had been exercised and options to purchase 720,167 shares of our Common Stock were outstanding under the 2001 Plan. As of December 31, 2008, these outstanding options were exercisable at a weighted average exercise price of $3.97 per share.

No additional awards may be granted under the 2001 Plan.

Administration. The Committee administers the 2001 Plan. Subject to the terms and conditions of the 2001 Plan, the Committee has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject thereto and the terms and conditions thereof, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2001 Plan. The Committee also is authorized to adopt, amend or rescind rules relating to administration of the 2001 Plan. The Board at any time may abolish the Committee and revest in itself the authority to administer the 2001 Plan.

Eligibility. Options under the 2001 Plan were granted to individuals who were then our officers, employees or consultants or were the officers, employees or consultants of any of our subsidiary corporations. Such awards were also granted to our directors. Only employees may be granted ISOs.

Awards. The 2001 Plan provides that the Board may grant or issue stock options. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

Corporate Transactions. In the event of (i) a change of control, (ii) a merger or consolidation in which we are not the surviving corporation, or (iii) the sale of all or substantially all of our assets or stock, all NQSOs and ISOs awarded under the 2001 Plan will vest immediately and become exercisable as of the date of the consummation of such event.

2006 Employee Stock Purchase Plan

In May 2006, we adopted our 2006 Employee Stock Purchase Plan (the 2006 Purchase Plan). The Board will determine when the 2006 Purchase Plan will become effective. The 2006 Purchase Plan is designed to allow our eligible employees to purchase shares of common stock with their accumulated payroll deductions.

We initially reserved a total of 500,000 shares of our common stock for issuance under the 2006 Purchase Plan. The 2006 Purchase Plan provides for an annual increase to the shares of common stock reserved under the 2006 Purchase Plan on each January 1 during the 10-year term of the 2006 Purchase Plan, beginning on January 1, 2007, equal to the least of:

•	1.0% of our outstanding shares on the applicable January 1;

•	250,000 shares; or

•	A lesser amount determined by the Board.

Individuals scheduled to work more than 20 hours per week for more than five calendar months per year may join an offering period on the first day of the offering period. The Board has not yet made any decision to increase the size of the 2006 Purchase Plan.

Participants may contribute up to 20% of their cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each purchase date. The purchase price per share will be determined by the administrator of the 2006 Purchase Plan and will not be less than 85% of the market value per share on the first day of the offering period or the purchase date, whichever is lower.

The 2006 Purchase Plan will terminate no later than the 10th anniversary of the 2006 Purchase Plan’s initial adoption by the Board. The Company made no offering under the 2006 Purchase Plan during 2008, 2007 or 2006.

Board of Directors Compensation

In connection with our initial public offering, the Board approved, at the recommendation of the Compensation Committee, a compensation program for non-employee directors. The general policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation. Basin Water does not pay employee directors for Board service in addition to their regular employee compensation.

The table below details the compensation earned by Basin Water’s non-employee directors in 2008. Compensation information for Mr. Stark, our President and Chief Executive Officer, and for Mr. Jensen, our former Chief Executive Officer, is reported in the Summary Compensation Table under “Executive Compensation.”

Non-Employee Director	Fees Earned or Paid in Cash ($)(1)	Restricted Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total Compensation ($)(4)
Roger S. Faubel	$59,250	$40,523	$18,997	$—	$—	$118,770
Victor J. Fryling	$63,608	$63,912	$30,028	$—	$15,000	$172,548
Scott A. Katzmann	$86,305	$46,150	$21,654	$—	$—	$154,109
Stephen A. Sharpe	$55,000	$40,038	$18,766	$—	$—	$113,804
Susan H. Snow	$24,734	$23,403	$11,092	$—	$—	$59,229
Keith R. Solar	$67,904	$62,311	$29,316	$—	$—	$159,531
Russell C. Ball III (5)	$23,052	$—	$—	$—	$—	$23,052

(1)	Annual Retainer and Meeting Fees: From March 27, 2007 until April 18, 2008, the Amended and Restated Director Compensation Policy provided for the following compensation for non-employee directors: (a) an annual retainer of $24,000, (b) Board meeting fees of $1,500 ($750 telephonic), (c) committee meeting fees of $1,000 ($500 telephonic), (d) Audit Committee chair annual retainer of $6,000,

(e) Compensation and Nominating and Governance Committee chair annual retainers of $4,500, (f) an annual stock option grant for each non-employee director with a face value equal to approximately two times the cash compensation payable to such director for such year and (g) a restricted stock grant for each non-employee director with a face value equal to approximately one and one-half times the cash compensation payable to such director for such year.

Upon recommendation of the Compensation Committee’s outside consultant, the Compensation Committee approved a further amendment to the Amended and Restated Director Compensation Policy. Effective on May 6, 2008, the policy provides for the following compensation for non-employee directors: (a) an annual retainer of $112,000 for the non-executive Chairman of the Board, (b) an annual retainer for all other directors of $24,000, (c) Board meeting fees of $2,000 per meeting ($1,000 telephonic), (d) committee meeting fees of $1,250 ($750 telephonic), (e) Audit Committee chair annual retainer of $7,500 and (f) Compensation and Nominating and Governance Committee chair annual retainers of $5,000. In addition, the non-employee Chairman of the Board is no longer entitled to receive separate fees for attendance at Board committee meetings. The policy provisions relating to annual stock option grants and restricted stock grants remained unchanged.

(2)	Stock awards and option awards: Equals the accounting charge for compensation expense incurred by us in 2008 for restricted stock and stock option awards granted in 2008 and prior years, calculated in accordance with the provisions of SFAS No. 123(R), Share-Based Payment, as described in Note 20 to our audited consolidated financial statements included in this Annual Report on Form 10-K/A (without regard to estimates for forfeitures).

In 2008, the annual stock option and restricted stock grants were awarded by reference to the total cash compensation payable to each director under the Amended and Restated Director Compensation Policy during 2008. For future years, such awards will be made by reference to actual cash compensation paid to each director during the prior year. Stock options granted to non-employee directors pursuant to this policy will have an exercise price equal to the fair market value per share of our common stock on the grant date. Restricted stock granted pursuant to this policy will have a purchase price per share equal to $0.001. Each such stock award shall vest in full on the first anniversary of the grant date and will vest in full in the event of a change in control (as defined under the 2006 Plan) or in the event of a director’s termination of service by reason of death or disability.

At December 31, 2008, our non-employee directors had the following stock awards and stock options grants outstanding: (i) Mr. Faubel held 10,489 shares of restricted stock and options to purchase 21,054 shares of common stock, (ii) Mr. Fryling held 18,156 shares of restricted stock and options to purchase 81,378 shares of common stock, (iii) Mr. Katzmann held 12,624 shares of restricted stock and options to purchase 23,901 shares of common stock, (iv) Mr. Sharpe held 10,303 shares of restricted stock and options to purchase 20,807 shares of common stock (v) Ms. Snow held 8,911 shares of restricted stock and options to purchase 11,881 shares of common stock and (vi) Mr. Solar held 16,986 shares of restricted stock and options to purchase 162,369 shares of common stock.

The grant date fair values, calculated in accordance with the provisions of SFAS No. 123(R), of the restricted stock awards and option awards granted to each of our non-employee directors during 2008 were as follows:

	Grant Date Fair Values
	Restricted Stock Awards	Stock Option Awards
Roger S. Faubel	$42,376	$20,054
Victor J. Fryling	$73,350	$34,714
Scott A. Katzmann	$51,041	$24,137
Stephen A. Sharpe	$41,624	$19,700
Susan H. Snow	$36,000	$17,037
Keith R. Solar	$68,260	$32,479

(3)	All Other Compensation: Consists of fees paid to non-employee directors for special projects approved by the Board.

(4)	Total Compensation: Total compensation reflects the sum of all fees earned, all accounting charges for compensation expense incurred in 2008 for restricted stock and stock option awards and all other compensation paid in 2008.

(5)	Mr. Ball resigned as a director in May 2008.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Faubel, Fryling and Solar, none of whom are employees of Basin Water and all of whom are considered “independent” directors under the applicable Nasdaq Marketplace rules. There were no interlocks or insider participation between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of another company.

During the year ended December 31, 2008, we paid legal fees and reimbursement of costs in the aggregate amount of approximately $173,000 to Buchanan Ingersoll & Rooney PC law firm whose partner, Mr. Keith Solar, is one of our directors. See Item 13. “Certain Relationships and Related Party Transactions”.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

Security Ownership of 5% Holders, Directors, Nominees and Executive Officers

The following table sets forth information with respect to beneficial ownership of common stock for (i) those persons known by our management to beneficially own 5% or more of Basin Water common stock, (ii) each director and nominee, (iii) the named executive officers from the Summary Compensation Table in Part III – Item 11. “Executive Compensation” and (iv) all of our executive officers and directors as a group. The information for the officers and directors is provided as of March 31, 2009 and the information for 5% or more stockholders is as of the most recent filings with the SEC that were provided to us.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned. The number of shares beneficially owned by each person or group as of March 31, 2009 includes shares of common stock that such person or group had the right to acquire on or within 60 days after March 31, 2009, including, but not limited to, upon the exercise of options or warrants. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 22,223,364 shares of common stock outstanding on March 31, 2009 plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after March 31, 2009. We are not aware of any pledge of common stock that could result in a change of control of the Company.

	Amount and Nature of Beneficial Ownership
Name	No. of Shares of Common Stock (1)	Percentage of Common Stock Outstanding
5% or Greater Stockholders
Winslow Management Company, LLC (2)	1,623,445	7.31%
Avenir Corporation (3)	1,373,250	6.18%
Heartland Advisors, Inc. (4)	1,280,300	5.76%

Named Executive Officers and Directors
Michael M. Stark (5)	235,673	1.06%
Peter L. Jensen (6)	26,458	*
W. Christopher Chisholm (7)	150,000	*
Thomas C. Tekulve (8)	288,963	1.28%
Richard A. Reese (9)	35,696	*
Scott B. Hamilton (10)	68,675	*
Scott A. Katzmann (11)	843,381	3.78%
Keith R. Solar (12)	385,404	1.72%
Victor J. Fryling (13)	146,161	*
Roger S. Faubel (14)	93,395	*
Stephen A. Sharpe (15)	36,412	*
Susan H. Snow (16)	20,792	*
All directors, nominees and executive officers as a group (10 individuals) (17)	2,015,589	8.88%

*	Indicates beneficial ownership of less than one percent of total outstanding common stock.

(1)	This column lists voting securities, including shares held of record, shares held by a bank, broker or nominee for the person’s interest, shares held through family trust arrangements, and for Named Executive Officers.

(2)

Based on information set forth in a Schedule 13G/A filed with the Securities and Exchange Commission on February 17, 2009 by Winslow Management Company, LLC, reporting sole power to vote or direct the vote over 1,623,445 shares and sole power to dispose or direct the disposition of 1,623,445 shares. The address of Winslow Management Company, LLC is 99 High Street, 12th Floor, Boston, MA 02110.

(3)

Based on information set forth in a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2009 by Avenir Corporation, reporting sole power to vote or direct the vote over 1,373,250 shares and sole power to dispose or direct the disposition of 1,373,250 shares. The address of Avenir Corporation is 1919 Pennsylvania Avenue NW, 4th Floor, Washington, DC 20006.

(4)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2009 by Heartland Advisors, Inc. and William J. Nasgovitz, reporting shared power to vote or direct the vote over 1,280,300 shares and shared power to dispose or direct the disposition of 1,280,300 shares. The address of Heartland Advisors, Inc. and The Heartland Fund is 789 North Water Street, Milwaukee, Wisconsin 53202.

(5)	Consists of 133,333 shares, plus 66,667 shares of restricted stock granted in October 2006, as to which all of the shares will vest on the third anniversary of the grant date, as well as 35,673 shares which Mr. Stark has the right to acquire pursuant to outstanding options that are exercisable within 60 days of March 31, 2009.

(6)	Includes 5,417 shares, plus 2,708 shares of restricted stock granted upon the completion of our initial public offering in May 2006, as to which all of the shares will vest on the third anniversary of the grant date. Also includes 18,333 shares which Mr. Jensen has the right to acquire pursuant to outstanding options that are exercisable within 60 days after March 31, 2009.

(7)	Includes 25,000 shares, plus 125,000 shares of restricted stock granted in June 2008, as to which 50,000 shares will vest 12 months after the grant date and 75,000 shares will vest 18 months after the grant date.

(8)	Includes 4,875 shares, plus options to purchase 220,000 shares of common stock that became fully vested and exercisable upon completion of our initial public offering in May 2006, and options to purchase 64,088 shares of common stock that became fully vested and exercisable on October 13, 2008, in accordance with the terms of Mr. Tekulve’s Separation Agreement.

(9)	Consists of 3,333 shares, plus 6,667 shares of restricted stock granted in September 2007, as to which one-half of the shares will vest on each of the second and third anniversaries of the grant date, as well as 25,696 shares which Mr. Reese has the right to acquire pursuant to outstanding options that are exercisable within 60 days of March 31, 2009.

(10)	Includes 8,333 shares, plus 17,441 shares of common stock granted to Mr. Hamilton in February 2009 which were fully vested at the grant date and 16,667 shares of restricted stock granted in July 2007, as to which one-half of the shares will vest on each of the second and third anniversaries of the grant date, as well as 26,234 shares which Mr. Hamilton has the right to acquire pursuant to outstanding options that are exercisable within 60 days of March 31, 2009.

(11)	Includes 740,256 shares, plus 12,624 shares of restricted stock granted in May 2008 that will vest on the first anniversary of the grant date and 23,901 shares which Mr. Katzmann has the right to acquire pursuant to outstanding options that are exercisable within 60 days of March 31, 2009, as well as 26,600 shares held by Mr. Katzmann that are issuable upon exercise of warrants that are immediately exercisable.

(12)	Consists of 206,049 shares (including 500 shares held in Mr. Solar’s 401(k) retirement plan), plus 16,986 shares of restricted stock granted in May 2008 that will vest on the first anniversary of the grant date and 162,369 shares which Mr. Solar has the right to acquire pursuant to outstanding options that are exercisable within 60 days of March 31, 2009.

(13)	Consists of 61,852 shares, plus 18,156 shares of restricted stock granted in May 2008 that will vest on the first anniversary of the grant date and 81,738 shares which Mr. Fryling has the right to acquire pursuant to outstanding options that are exercisable within 60 days of March 31, 2009.

(14)	Includes 46,627 shares, plus 10,489 shares of restricted stock granted in May 2008 that will vest on the first anniversary of the grant date and 21,054 shares which Mr. Faubel has the right to acquire pursuant to outstanding options that are exercisable within 60 days after March 31, 2009.

(15)	Consists of 5,302 shares, plus 10,303 shares of restricted stock granted in May 2008 that will vest on the first anniversary of the grant date and 20,807 shares which Mr. Sharpe has the right to acquire pursuant to outstanding options that are exercisable within 60 days after March 31, 2009.

(16)	Consists of 8,911 shares of restricted stock granted to Ms. Snow in May 2008 that will vest on the first anniversary of the grant date and an option to purchase 11,881 shares of common stock granted in May 2008 that will vest on the first anniversary of the grant date and is exercisable within 60 days after March 31, 2009.

(17)	Our directors and officers as a group beneficially own 2,015,589 shares of common stock, which includes 215,001 shares of restricted stock and options to purchase 448,993 shares of common stock that are exercisable within 60 days after March 31, 2009.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In 2007, our Board adopted a written policy regarding the review, approval and ratification of any related party transaction. Under this policy, our Audit Committee will review the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, and either approve or disapprove the related party transaction. Any related party transaction shall be consummated and shall continue only if the Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy.

A “related party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and in which any related party had, has or will have a direct or indirect interest (other than solely as a result of being a director or a less than five percent beneficial owner of another entity).

A “related party” is any (a) person who is or was (since the beginning of the company’s last fiscal year) an executive officer, director or nominee for election as a director, (b) greater than five percent beneficial owner of any class of the company’s voting securities, or (c) immediate family member of any of the foregoing, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such person, and anyone (other than a tenant or employee) sharing the household of such person.

The following is a description of related party transactions in the year ended December 31, 2008 to which we have been a party, in which the amount involved exceeds $120,000, other than compensation and employment arrangements described elsewhere in this Annual Report on Form 10-K/A. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s length transactions. The following transactions were all approved by the Audit Committee or the Board.

Severance Payments and Arrangements with Former Officers

In January 2008, Peter L. Jensen resigned as our Chief Executive Officer. In connection with his resignation, the Board approved a lump-sum severance payment to Mr. Jensen in the amount of $422,797, which was paid in February 2008. The Board also agreed to enter into a consulting agreement with Mr. Jensen which provides for aggregate consulting fees of $400,000 to be paid in monthly installments over the 24-month period from March 2008 through February 2010. Mr. Jensen’s consulting services were terminated in November 2008. In February 2008, Mr. Jensen also resigned as the Chairman of our Board and as a director. The aggregate amount of payments made to Mr. Jensen during 2008 under the terms of his severance agreement and other arrangements, including his lump-sum severance payment, consulting payments and accrued vacation, was $616,741.

In June 2008, Thomas C. Tekulve resigned as our Chief Financial Officer, and in October 2008, he resigned as our Vice President of Finance – Business Development. In connection with his October 2008 resignation, the Board approved a lump-sum severance payment to Mr. Tekulve in the amount of $115,000, which was paid in October 2008. At that same time, 100% of the unvested stock awards and stock options previously granted to Mr. Tekulve became vested in accordance with the terms of his Separation Agreement. These vested stock options will expire on July 1, 2011. The aggregate amount of payments made to Mr. Tekulve during 2008 under the terms of his severance agreement, including his lump-sum severance payment and accrued vacation, was $139,335.

Legal Services

Since June 1, 2007, Keith R. Solar, one of our directors, has been a partner and shareholder of Buchanan Ingersoll & Rooney PC. During the year ended December 31, 2008, we paid legal fees and reimbursement of costs in the aggregate amount of approximately $173,000 to this firm.

Employment

On October 25, 2007 we hired Robert D. Stark to become the Director of Sales for Industrial Operations for Basin Water – MPT, Inc. at an annual salary of $140,000. Mr. Stark has over fourteen years of experience in business development and marketing technology solutions and service offering to industrial customers, with a focus in the hydrocarbon, chemical and refining industries, among others. Robert D. Stark is the son of our President and Chief Executive Officer, Michael M. Stark. We also indemnified Mr. Robert Stark with respect to claims against him in certain litigation by Veolia Water North America Operating Services, LLC, which was settled during the year ended December 31, 2008.

Empire Water Transaction

In June 2008, we received a payment of $600,000 from Empire Water Corporation with respect to the sale of a water treatment system, which represented the remaining balance receivable from Empire Water for this sale. See Note 18 to our consolidated financial statements. We currently own approximately 31% of the outstanding shares of Empire Water Corporation. Our former Chief Executive Officer and Chairman of the Board, Peter Jensen, is the current President and Chief Executive Officer of Empire Water Corporation. Mr. Jensen resigned as our Chief Executive Officer on February 18, 2008.

Board Independence

We currently have seven directors on our Board. The listing standards of NASDAQ require listed companies to have a board of directors with at least a majority of independent directors. For a director to qualify as independent, the Board must affirmatively determine that the director has no material relationship with Basin Water, either directly or as a partner, stockholder or officer of an organization that has a relationship with Basin Water which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To assist it in making independence determinations, the Board has adopted independence standards based on NASDAQ rules. Under these standards, a director is not independent if:

•

The director is, or has been within the last three years, an employee of Basin Water or any of its subsidiaries, or an immediate family member is, or has been within the last three years, an executive officer of Basin Water.

•

The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from us (other than compensation for Board or committee service, compensation to a family member who is an employee but not an executive officer, or benefits under a tax-qualified retirement plan or non-discretionary compensation).

•

The director is, or has a family member that is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year or $200,000, whichever is greater, other than payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs.

•

The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee.

•

The director is or has a family member that is a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

On the basis of these standards, the Board has determined that Messrs. Faubel, Fryling, Katzmann, Sharpe and Solar and Ms. Snow are independent under the Nasdaq listing standards. The Board has also determined that each member of the Audit Committee of the Board qualifies as independent under Rule 10A-3 promulgated under the Exchange Act.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

Audit and All Other Fees

The following is a summary of the fees billed to us by SingerLewak LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit and Audit Related Fees (1)	$561,099	$460,494
Tax Fees (2)	—	—
All Other Fees (3)	—	—

Total Fees	$561,099	$460,494

(1)	Fees for audit services consist of the fees associated with the annual audit, fees for the audit of internal controls over financial reporting, and fees for quarterly SAS 100 reviews and reviews of Form 10-Q. SingerLewak LLP did not receive any audit related fees from us for either of the fiscal years ended December 31, 2008 or 2007.

(2)	SingerLewak LLP did not receive any tax fees from us for either of the fiscal years ended December 31, 2008 or 2007.

(3)	SingerLewak LLP did not receive any other fees from us for either of the fiscal years ended December 31, 2008 or 2007.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has, by resolution, adopted policies and procedures regarding the pre-approval of the performance by SingerLewak LLP of certain audit and non-audit services. SingerLewak LLP may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. All services described above were approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this report.

1. List of exhibits required by Item 601 of Regulation S-K. See part (B) below.

(B) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Exhibit Description

2.1 (1)	Agreement and Plan of Merger, dated August 31, 2007, by and among the Registrant, BW Acquisition Merger Sub, Inc., Basin Water-MPT, Inc., Mobile Process Technology, Co. and the stockholders of Mobile Process Technology, Co.

2.2† (3)	Asset Purchase Agreement, dated as of September 18, 2008, by and among Shaw Environmental & Infrastructure, Inc., Shaw Environmental, Inc., Envirogen Inc. and the Registrant

3.1 (3)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (3)	Amended and Restated Bylaws of the Registrant

4.1 (3)	Form of the Registrant’s Common Stock Certificate

4.2 (3)	Registration Rights Agreement, dated June 28, 2005, among the Registrant and holders of Preferred Stock

4.3 (3)	Form of Common Stock Warrant

10.1 #(4)	Form of Amended and Restated Indemnification Agreement for Directors and Executive Officers

10.2 #(3)	2001 Stock Option Plan, as amended and restated and form of option agreement thereunder

10.3 #(5)	Amended and Restated Director Compensation Policy, dated March 27, 2007

10.4 #(3)	2006 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder

10.5 #(3)	2006 Employee Stock Purchase Plan

10.6 (3)	Standard Industrial/Commercial Single-Tenant Lease, dated June 7, 2002 between the Registrant and White Oak, LLC for the property located at 8731 Prestige Court, Rancho Cucamonga, California 91730

10.7 (3)	First Amendment to Standard Industrial/Commercial Single-Tenant Lease—Gross, dated August 4, 2004, between the Registrant and White Oak, LLC

10.8 (3)	Second Amendment to Standard Industrial/Commercial Single-Tenant Lease-Gross, dated February 15, 2006, between the Registrant and White Oak, LLC

10.9 #(6)	Employment Agreement, dated October 27, 2006, between Michael Stark and Registrant

10.10 #(7)	Amendment No. 1 to 2006 Equity Incentive Award Plan dated May 10, 2007

Exhibit Number	Exhibit Description

10.11 #(8)	Employment Agreement, dated June 29, 2007, between Scott Hamilton and Registrant

10.12 (9)	Omnibus Amendment to Business Loan Agreement and Warrants dated October 3, 2003, April 30, 2004, October 26, 2004 and February 10, 2006 between Registrant and BWCA I, LLC

10.13 (10)	Escrow Agreement, dated September 14, 2007, among Registrant, Mobile Process Technology, Co., the Stockholders’ Representative and Computershare Trust Company, N.A.

10.14 (10)	Lease Agreement, dated September 14, 2007, by and between Basin Water-MPT, Inc. and Craft Real Property, LLC

10.15 (10)	Form of Non-Compete and Non-Solicitation Agreement, dated September 14, 2007, by and between Registrant and the other parties thereto

10.16 †(4)	Alliance Agreement, dated November 14, 2007, between Rohm and Haas Chemicals LLC and Registrant

10.17 (11)	Assignment and Amendment Agreement, dated December 21, 2007, among Empire Water Corporation, Basin Water Resources, Inc. and Indian Hills Water Conservation Corporation, West Riverside Canal Company, West Riverside 350 Inch Company, Henry Cox and John L. West

10.18 (11)	Stock Purchase Agreement between Empire Water Corporation and Basin Water Resources, Inc., dated as of December 21, 2007

10.19 #(12)	Employment Transition and Consulting Agreement, dated February 19, 2008, between Peter L. Jensen and Registrant

10.10 (13)	Agreement to Sell and Purchase, dated September 14, 2007, between VL Capital LLC and Registrant

10.21 (13)	Term Loan Agreement, dated September 2007, and amendment, between VL Capital LLC and Registrant

10.22 (13)	Security Agreement, dated September 14, 2007 between VL Capital LLC and Registrant

10.23 (14)	Release of All Claims dated February 13, 2008 between the Registrant and GBM Newco, LLC

10.24 (15)	Employment Agreement between W. Christopher Chisholm and Registrant dated June 17, 2008

10.25 (16)	Basin Water, Inc. 2008 Annual Incentive Plan adopted on April 23, 2008

10.26 (16)	Second Amended and Restated Director Compensation Policy, effective as of May 6, 2008

10.27 (17)	Settlement Agreement, dated as of September 18, 2008, by and among Shaw Environmental & Infrastructure, Inc., Shaw Environmental, Inc. and Registrant

10.28 †(17)	Biological Materials Sales Agreement, dated as of September 18, 2008, by and between Shaw Environmental, Inc. and Registrant

10.29 #(18)	Resignation Letter Agreement, dated October 13, 2008, between the Registrant and Thomas C. Tekulve

10.30 (19)	Standard Multi-Tenant Office Lease, dated June 1, 2007, between the Registrant and Sixth & Pittsburgh, LLC

10.31 #(20)	Amended and Restated Employment Agreement, dated December 16, 2008, between Michael M. Stark and the Registrant

10.32 #(20)	Amended and Restated Employment Agreement, dated December 16, 2008, between Scott B. Hamilton and the Registrant

10.33 #(20)	Amended and Restated Employment Agreement, dated December 16, 2008, between Richard A. Reese and the Registrant

10.34 (21)	Settlement Agreement and Release, effective as of December 8, 2008, by and among Process Water Solutions, LLC, Veolia Water North America Operations Services, LLC, Clean Water Technologies, LLC, Dr. Phosphate, Inc., Basin Water-MPT, Inc., Registrant, Robert Gorgol, Robert Stark and Michael Stark

10.35 (21)	Settlement Agreement and Mutual General Release, effective as of February 5, 2009, by and among Registrant, BionBasin, Inc., Opus Trust, Inc. and Martin A. Benowitz, individually and as Trustee of the Martin A. Benowitz Qualified Profit Sharing Plan

Exhibit Number	Exhibit Description

23.1 (22)	Consent of SingerLewak LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on September 6, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on September 22, 2008.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 13, 2006, as amended.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 2, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2006.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 16, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2007.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 17, 2007.
(11)	Incorporated by reference to the Schedule 13D/A filed by the Registrant with respect to Empire Water Corporation on January 10, 2008.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 25, 2008.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on February 10, 2009.
(14)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q/A for the quarter ended March 31, 2008, filed on February 10, 2009.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 23, 2008.
(16)	Incorporated by reference to the Registrant’s Quarterly Report Form 10-Q for the quarter ended June 30, 2008, filed on February 10, 2009.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 22, 2008.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 14, 2008.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2008.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 19, 2008.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2009.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2009.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.
*	These certifications are being furnished solely to accompany this Annual Report on Form 10-K/A pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not being incorporated by reference into any filing of Basin Water, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: April 30, 2009

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

Date: April 30, 2009