Form 10-Q
period 2009-03-31
Basin Water, Inc.
filed 2009-05-22
CIK 1352045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 18, 2009 there were 22,223,364 shares of common stock, par value $0.001, outstanding.

BASIN WATER, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,832	$11,954
Accounts receivable, net of $278 and $190 allowance for doubtful accounts	1,922	1,464
Accounts receivable under long-term contracts	1,242	3,776
Unbilled receivables, net of $544 and $544 allowance for doubtful accounts	2,404	2,234
Inventory, net of $297 and $246 reserves	1,535	1,387
Prepaid expenses and other	917	1,030

Total current assets	16,852	21,845

Property and equipment
Property and equipment	31,900	31,894
Less: accumulated depreciation	3,938	3,640

Property and equipment, net	27,962	28,254

Other assets
Goodwill	2,490	2,490
Intangible assets, net	2,242	2,382
Patent costs, net	3,206	3,233
Investment in affiliate	150	1,857
Other assets	1,160	1,115

Total other assets	9,248	11,077

Total assets	$54,062	$61,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,320	$2,485
Current portion of notes payable	202	408
Current portion of capital lease obligations	13	10
Current portion of deferred revenue and advances	1,545	1,280
Current portion of contract loss reserve	1,640	1,542
Accrued expenses and other	3,116	3,289

Total current liabilities	8,836	9,014

Notes payable, net of current portion	108	109
Capital lease obligations, net of current portion	—	5
Deferred revenue, net of current portion	354	257
Deferred revenue - affiliate	—	797
Contract loss reserve, net of current portion	5,688	6,428
Other long-term liabilities	271	337

Total liabilities	15,257	16,947

Commitments and contingencies
Equity
Basin Water, Inc. stockholders’ equity
Common stock, $0.001 par value -100,000,000 shares authorized, 22,223,364 and 22,205,923 shares issued and outstanding	22	22
Additional paid-in capital	113,250	112,698
Treasury stock	(552)	(552)
Accumulated deficiency	(74,393)	(68,371)

Total Basin Water, Inc. stockholders’ equity	38,327	43,797

Noncontrolling interest	478	432

Total equity	38,805	44,229

Total liabilities and equity	$54,062	$61,176

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Revenues
System sales	$1,422	$1,064
Contract revenues	2,130	1,785

Total revenues	3,552	2,849

Cost of revenues
Cost of system sales	1,072	833
Cost of contract revenues	1,879	1,487
Depreciation expense	260	199

Total cost of revenues	3,211	2,519

Gross profit	341	330

Research and development expense	43	74
Selling, general and administrative expense	5,385	5,645

Loss from operations	(5,087)	(5,389)

Other income (expense)
Interest expense	(7)	(41)
Interest income	28	358
Equity in loss of affiliate	—	(40)
Impairment charge - investment in affiliate	(910)	—
Other income	—	2

Total other income (expense)	(889)	279

Loss before taxes	(5,976)	(5,110)
Income tax benefit	—	—

Loss before noncontrolling interest	(5,976)	(5,110)
Less: net income attributable to noncontrolling interest	(46)	(74)

Net loss	$(6,022)	$(5,184)

Net loss per share:
Basic	$(0.27)	$(0.24)
Diluted	$(0.27)	$(0.24)
Weighted average common shares outstanding:
Basic	21,920	21,737
Diluted	21,920	21,737

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Basin Water, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficiency	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance - December 31, 2008	22,206	$22	$112,698	$(552)	$(68,371)	$432	$44,229
Stock-based compensation expense	—	—	552	—	—	—	552
Deferred stock compensation	17	—	—	—	—	—	—
Net loss	—	—	—	—	(6,022)	46	(5,976)

Balance - March 31, 2009	22,223	$22	$113,250	$(552)	$(74,393)	$478	$38,805

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(6,022)	$(5,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	544	464
Stock-based compensation expense	552	607
Amortization of deferred compensation	—	39
Equity in loss of affiliate	—	40
Net income attributable to noncontrolling interest	46	74
Impairment of investment in affiliate	910	—
Impairment of capitalized costs due to contract terminations	685	—
Changes in operating assets and liabilities:
Accounts receivable	2,076	1,078
Unbilled receivables	(170)	(936)
Inventory	(148)	(475)
Prepaid expenses and other	113	63
Accounts payable	(165)	(1,227)
Deferred revenues	362	9
Accrued expenses and other	(173)	(41)
Contract loss reserve	(642)	(367)
Other assets and other liabilities	(249)	(1,604)

Net cash used in operating activities	(2,281)	(7,460)

Cash flows from investing activities
Purchase of property, plant and equipment	(632)	(587)
Patent costs	—	(10)

Net cash used in investing activities	(632)	(597)

Cash flows from financing activities
Repayments of notes payable and capital lease obligations	(209)	(89)

Net cash used in financing activities	(209)	(89)

Net decrease in cash and cash equivalents	(3,122)	(8,146)
Cash and cash equivalents, beginning of period	11,954	36,038

Cash and cash equivalents, end of period	$8,832	$27,892

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5	$41

Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 1—Business Activity and Basis of Presentation

Basin Water, Inc. and its subsidiaries (the Company) design, build and implement systems for the treatment of contaminated groundwater, municipal and industrial wastewater, industrial process water, and air streams from municipal and industrial sources. Customers can choose between purchasing the Company’s systems and entering into long-term contracting arrangements for the Company’s systems.

The Company markets its treatment systems and services primarily to utilities, cities, municipalities, special districts, industry and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants, treating wastewater, and treating air streams from municipalities and industry for the removal of odor-causing and other contaminants. The Company markets its treatment systems and services through its direct sales force, independent contractors and strategic relationships.

Capital Resources

The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. As of March 31, 2009 and December 31, 2008, the Company had approximately $8,400 and $11,500 in cash and cash equivalents, respectively (excluding cash balances resulting from the consolidation of VL Capital, which funds of VL Capital are not available to support the Company’s liquidity needs). The Company has experienced significant negative cash flows from operating and investing activities since 2006, including during the first quarter of 2009, and expects to require additional cash for such activities for the foreseeable future. The Company had a net loss of approximately $6,000 for the three months ended March 31, 2009 and incurred net losses during the fiscal years ended December 31, 2008 and 2007 of approximately $32,500 and $18,300, respectively. Unless and until the Company is able to generate sufficient revenues from its system sales and contract services, it expects such losses to continue in the future. Therefore, the Company’s ability to continue to operate as a going concern is highly dependent on the amount of cash and cash equivalents on hand combined with its ability to raise capital to support future operations. Additional capital, whether obtained through financial markets or collaborative or other arrangements with water providers, corporate partners or from other sources, may not be available at all, when needed, or on terms acceptable to the Company. This raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s independent auditors’ report for the year ended December 31, 2008 included an explanatory paragraph stating that these recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to continue as a going concern, it may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. In such a case, the Company may have to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that investors will lose all or a part of their investment.

Note 2—Summary of Significant Accounting Policies

Interim Consolidated Financial Statements

The interim consolidated financial statements for the three-month periods ended March 31, 2009 and 2008 have been prepared in accordance with Regulation S-X Rule 10-01 of the Securities Exchange Act of 1934 (the Exchange Act) as prescribed by the Securities and Exchange Commission (SEC). As such, certain disclosures which would substantially duplicate the disclosures contained in the Company’s latest audited consolidated financial statements have been omitted. This Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the March Report) should be read in concert with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the 2008 Annual Report), as amended on April 30, 2009, which contains the Company’s audited consolidated financial statements for the year ended December 31, 2008.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 2—Summary of Significant Accounting Policies (continued)

The interim financial information for the three-month periods ended March 31, 2009 and 2008 is unaudited and has been prepared on the same basis as the audited financial statements. However, the financial statements contained in the March Report do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (US GAAP) for audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial information.

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

Revenue Recognition and Fluctuation

As described in the Company’s 2008 Annual Report, the Company recognizes revenues either from the sale of a system or as recurring revenues from the lease of a system. In addition, the Company also recognizes recurring revenues from long-term contracts for the treatment of the water produced from installed treatment systems or by providing other services for the processing of water and other water treatment-related services. These revenues are also referred to as service revenues.

The Company’s revenues vary from period to period, because customers may choose between purchasing groundwater treatment systems and entering into long-term contract arrangements for groundwater treatment systems. If a customer chooses to purchase a system, revenues are recognized over a much shorter period of time, generally within two or three quarters, than for the same system if the customer chooses a long-term contract arrangement. Revenues tend to be higher in periods in which sales rather than long-term lease and services contracts occur. In addition, service revenues tend to be higher in warmer, dryer weather when treated water is at a high demand. The results of operations for the first three months of 2009 are not necessarily predictive of the remaining nine months of the year. The timing and amount of revenues from system sales in a given period can be unpredictable and relatively inconsistent, and are dependent on such factors as the duration of the sales cycle (which varies from customer to customer), size and number of water treatment systems included in the sale, and whether the equipment is sold or leased.

Recently Issued Accounting Pronouncements

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

Other than the above, there have been no recent accounting pronouncements issued which would impact the Company’s consolidated financial statements following the filing of the Company’s 2008 Annual Report.

Impact of Recently Adopted Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a single authoritative definition of fair value, sets out a framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The Company was required to adopt SFAS No. 157 for its fiscal year beginning on January 1, 2008, prospectively applied, except for the provisions of SFAS No. 157 relating to nonfinancial instruments, which were required to be adopted by the Company for its fiscal year beginning January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). This statement replaces SFAS 141 in its entirety and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in steps (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008, and could not be applied before that date. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160) which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement became effective for the fiscal year beginning January 1, 2009 to be applied prospectively. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, which requires enhanced disclosures for derivative and hedging activities. SFAS No. 161 became effective in the first quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

Note 3—Acquisition of Envirogen

On September 18, 2008, the Company acquired the bioreactor and biofilter business (Envirogen) of Shaw Environmental & Infrastructure, Inc. (Shaw) through an asset purchase agreement.

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

Note 3—Acquisition of Envirogen (continued)

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

The Company incurred net losses for both of the quarters ended March 31, 2009 and 2008. As a result, approximately 0 and 247,000 shares issuable upon exercise of outstanding stock options and approximately 0 and 416,000 warrants have been excluded from the computation of diluted EPS for the three months ended March 31, 2009 and 2008, respectively, due to the antidilutive effect of such common stock equivalents. Also, approximately 2,061,000 and 784,000 stock options and approximately 419,000 and 48,000 warrants have been excluded from the computation of diluted EPS for the three months ended March 31, 2009 and 2008, respectively, as the exercise prices of such options and warrants were higher than the weighted average price of the Company’s common stock during those periods.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 4—Earnings Per Share (continued)

The following tables contain a reconciliation of the numerators (net loss) and denominators (weighted average shares) used in both basic and diluted EPS calculations:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net loss per share

Numerator:
Net loss applicable to common shares	$(6,022)	$(5,184)

Denominator:
Weighted average common shares outstanding	21,920	21,737

Net loss per common share	$(0.27)	$(0.24)

Net loss per share - assuming dilution

Numerator:
Net loss applicable to common shares	$(6,022)	$(5,184)

Denominator:
Weighted average common shares outstanding	21,920	21,737

Net loss per common share - diluted	$(0.27)	$(0.24)

Note 5—Stock-Based Incentive Compensation Plans

2006 Equity Incentive Award Plan

In May 2006, the Company adopted the Basin Water 2006 Equity Incentive Award Plan, or 2006 Equity Plan. The 2006 Equity Plan became effective immediately prior to the completion of the initial public offering in May 2006. Under the 2006 Equity Plan, 2,500,000 shares of the Company’s common stock were initially reserved for issuance. In addition, the 2006 Plan contains an evergreen provision that allows for an annual increase in the number of shares available for issuance under the plan on January 1 of each year during the ten-year term of the 2006 Plan, beginning on January 1, 2007. Under this evergreen provision, the annual increase in the number of shares shall be equal to the least of:

•	5.0% of the Company’s outstanding common stock on the first day of the relevant fiscal year;

•	1,000,000 shares; and

•	an amount determined by the Company’s board of directors.

In no event shall the number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2006 Plan exceed an aggregate of 12,500,000 shares. The number of total shares of common stock that may be issued under the 2006 Plan automatically increased to 5,495,383 and 4,495,383 shares as of January 1, 2009 and 2008, respectively.

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

Cheap Stock Amortization

Prior to becoming a publicly traded company in May 2006, the Company granted stock options with exercise prices equal to the estimated fair value of its common stock. However, to the extent that the deemed fair value of the common stock exceeded the exercise price of stock options on the grant date the Company recorded deferred stock-based compensation expense and amortizes the expense over the vesting period of the options. The fair value of the Company’s common stock was determined by the Board. In the

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Incentive Compensation Plans (continued)

absence of a public trading market for the Company’s common stock, the Board considered both objective and subjective factors in determining the fair value of the Company’s common stock and related stock options, consistent with the guidance provided by the American Institute of Certified Public Accountants in its Technical Practice Aid (TPA) entitled The Valuation of Privately Held Company Equity Securities Issued as Compensation.

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

Pursuant to FASB Interpretation (FIN) No. 28, the Company has amortized these deferred compensation amounts using both the graded attribution method and the straight-line attribution method over the vesting period of the options, which is generally three years. As a result of the amortization of these deferred compensation amounts, the Company recorded $0 and $39 of non-cash stock-based compensation expense for the three-month periods ended March 31, 2009 and 2008, respectively, all of which was included in selling, general and administrative expense.

Method of Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions set forth in SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

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

No options were granted during the three-month periods ended March 31, 2009 and 2008.

The expected option term in years is calculated using an average of the vesting period and the option term, in accordance with the “simplified method” for “plain vanilla” stock options allowed under Staff Accounting Bulletin (SAB) 110.

The risk free interest rate is the rate on a zero-coupon U.S. Treasury bond with a remaining term equal to the expected option term. The expected volatility is derived from an industry-based index, in accordance with the calculated value method allowed under SFAS 123(R).

SFAS 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Incentive Compensation Plans (continued)

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2009 is as follows:

(In thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2008	2,167	$5.66
Granted	—	—
Exercised	—	—
Forfeited	(16)	5.19

Options outstanding at March 31, 2009	2,151	$5.66

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2009:

(In thousands, except exercise prices and years)	Outstanding	Exercisable
Number of shares	2,151	1,121
Weighted average remaining contractual life in years	7.1	5.8
Weighted average exercise price per share	$5.66	$4.67
Aggregate intrinsic value (at March 31, 2009 closing price of $0.88 per share)	$5	$5

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value (the difference between the Company’s closing stock price as of March 31, 2009 and the weighted average exercise price multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This intrinsic value will vary as the Company’s stock price fluctuates.

Compensation expense arising from stock option grants was $218 and $306 for the three months ended March 31, 2009 and 2008, respectively, all of which expense was included in selling, general and administrative expense for each period. No related income tax benefit was recorded as the Company has significant net operating loss carryforwards.

As of March 31, 2009, approximately $1,000 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.0 years. The total fair value of options vested during the three months ended March 31, 2009 and 2008 was $55 and $74, respectively.

Stock options outstanding and exercisable at March 31, 2009, and the related exercise price and remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.83 - $1.33	217	$1.03	2.4 yrs	217	$1.03
$4.00 - $4.29	450	$4.04	6.5 yrs	303	$4.00
$5.00	665	$5.00	7.8 yrs	340	$5.00
$6.79 - $9.00	714	$7.88	8.0 yrs	227	$7.56
$9.87 - $12.29	105	$11.33	8.4 yrs	34	$11.34

	2,151	$5.66		1,121	$4.67

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 5—Stock-Based Incentive Compensation Plans (continued)

The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $0 and $38, respectively.

Non-vested Stock

Under the 2006 Equity Plan, the Company has granted non-vested common stock to management, officers and directors, which is subject only to a service condition. In general, such non-vested stock vests over three years for management and one year for directors. The total cumulative number of shares of non-vested stock granted under the 2006 Equity Plan through March 31, 2009 is 528,035, of which 232,856 shares had vested as of March 31, 2009.

The fair value of non-vested stock is measured at the date of grant based upon the closing price of the Company’s common stock on that date, and such fair value is recognized as stock-based compensation expense over the requisite vesting period. Compensation expense arising from grants of non-vested stock during the three months ended March 31, 2009 and 2008 was $334 and $301, respectively, all of which expense was included in selling, general and administrative expense for each year. As of March 31, 2009, approximately $900 of unrecognized compensation expense related to non-vested stock grants is expected to be recognized over a weighted average period of 0.6 years.

Note 6—Customer Contract Terminations

During the first quarter of 2009, five of the Company’s existing customer contracts were cancelled either pursuant to their contract terms or by mutual consent and the leased water treatment systems were returned to the Company. As a result of these contract terminations, the Company expensed certain previously capitalized costs in the amount of approximately $700 associated with these systems consisting primarily of spent resin and deployment costs. In addition, the Company accrued approximately $200 of decommissioning and resin disposal expenses in connection with the return of these systems. The total charge to income related to the termination of these contracts was approximately $900 in the first quarter of 2009 before approximately $400 in contract loss reserve reversals associated with the terminated contracts.

Note 7—Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of identifiable assets acquired and liabilities assumed. The carrying amount of goodwill as of March 31, 2009 and December 31, 2008 was $2,490.

Intangible Assets

Net intangible assets are as shown in the following table as of the dates indicated:

	March 31, 2009	December 31, 2008
Service agreements and contracts	$1,438	$1,438
Customer relationships	681	681
Covenant not to compete	322	322
Trade name	543	543
Accumulated amortization	(742)	(602)

Intangible assets, net	$2,242	$2,382

The amortization periods of intangible assets are as follows: customer relationships—15 years; covenant not to compete—three years; trade name—two years; and service agreements and contracts—six years.

Patent Costs

The Company capitalizes costs of patent applications. When patents are issued, the Company amortizes the patent cost over the life of the patent, usually 17 years. If a patent is denied, capitalized patent costs are written off in the period in which the patent application is denied.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 8—Investment in Empire Water Corporation (Empire)

In April and May 2007, the Company entered into a letter of intent and then an agreement to acquire certain water rights and related assets from various parties at a total cost of $1,500, of which a deposit of $100 was made by the Company at the time of execution of the letter of intent. In December 2007, the Company sold to Empire its rights to purchase certain collective assets from unrelated parties including (a) a canal located in San Bernardino and Riverside counties in Southern California that is approximately eighteen miles in length, (b) rights to pump water from the San Bernardino Basin, and (c) other equipment and tangible and intangible personal property of the sellers. As consideration for the sale of the rights to purchase these assets, the Company received 6,000,000 shares of Empire common stock, which represented an ownership interest of approximately 32% in Empire as of December 31, 2007 and 2008. In connection with the settlement of a lawsuit in February 2009, the Company transferred 150,000 shares of Empire common stock to Opus Trust, Inc. (see Note 11). After this transfer, the Company owned 5,850,000 shares of Empire common stock, which represents an ownership interest of approximately 31% in Empire as of March 31, 2009.

The Company recorded the December 2007 transaction under the equity method; therefore, under EITF 01-2 the Company recorded a partial gain of approximately $3,100 on the transaction. The Company determined the gain by (a) estimating the fair value of such stock based upon concurrent sales of Empire common stock to third parties, less a discount for risk and illiquidity and including a reimbursement of certain due diligence costs pursuant to the terms of the agreement with Empire, which amounted to an estimated fair value of approximately $4,904; (b) subtracting the Company’s basis in the assets sold, amounting to approximately $354, and (c) reducing the resulting gain of $4,550 by the Company’s 32% ownership interest in Empire, for a reduction of $1,456.

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

In March 2009, Empire announced that it would no longer operate as a public company and it subsequently deregistered its common stock with the Securities and Exchange Commission. Following its announcement, the quoted market price for Empire’s common stock declined precipitously. These developments, along with Empire’s continued uncertain status as a development stage company, and inability to obtain additional funding to sustain its operations, raise substantial doubt about its ability to continue as a going concern. Accordingly, the Company determined that its investment in Empire was substantially impaired as of March 31, 2009 and wrote down its remaining investment by approximately $1,700. After reducing deferred revenue-affiliate by approximately $800, this resulted in a charge to other expense of approximately $900 in the quarter ended March 31, 2009.

Note 9—Notes Payable

The following table summarizes notes payable as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Note payable to a financing company, non-interest bearing, imputed interest rate of 68.9% per annum, payable in 80 monthly installments beginning on August 1, 2008 and ending on March 1, 2014	$155	$155
Contract payable to a financing company in nine monthly installments including interest at 4.6% per annum	155	362

Total notes payable	310	517
Less: current portion of notes payable	(202)	(408)

Notes payable, net of current portion	$108	$109

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

        The Company has determined that, in accordance with the provisions of FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, the financial statements of VLC should be included in the consolidated financial statements of the Company. Accordingly, both the sale of equipment to VLC and the note receivable from VLC have been eliminated in consolidation, and the Company has included in its consolidated financial statements the note payable by VLC to the finance company. As of March 31, 2009, there was $155 outstanding under this note payable.

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 9—Notes Payable (continued)

The Company also has a contract payable to a financing company for a portion of its insurance premiums, payable in nine monthly installments of $51 beginning in November 2008 and ending in July 2009.

Note 10—Contract Loss Reserve

The reserve for contract losses included in the consolidated balance sheet, both short- and long-term, as of March 31, 2009 and 2008 were approximately $7,300 and $8,700, respectively. The changes in the reserve for contract losses are as follows:

	Three Months Ended March 31,
	2009	2008
Beginning balance	$7,970	$9,112
Additions to contract loss reserve	—	—
Reductions in contract loss reserves due to contract terminations	(448)	—
Actual contract losses charged against reserve	(194)	(367)

Ending balance	7,328	8,745
Less: current portion	(1,640)	(2,153)

Long-term portion	$5,688	$6,592

Included in the total contract loss reserve at March 31, 2009 is approximately $1,200 related to service contracts for water treatment systems which have not yet become operational but are anticipated to go online in the future.

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

BASIN WATER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

Note 11—Litigation

On December 27, 2007 and January 2, 2008, two purported securities class action complaints were filed in the United States District Court for the Central District of California against the Company, Peter L. Jensen, Michael M. Stark and Thomas C. Tekulve (collectively referred to as the Basin defendants) for violations of the Exchange Act. These lawsuits, which contain similar allegations, are captioned Poulos v. Basin Water, et al., Case No. CV 07-8359 GW (FFMx) and Nofer v. Basin Water, et al., Case No. CV 08-0002 SGL (JCRx). The lawsuits were subsequently consolidated, and on October 3, 2008 a Consolidated Amended Complaint (CAC) was filed which alleges that the Company deliberately understated the reserves it took for certain unprofitable contracts, and committed various intentional violations of GAAP during a putative class period between November 14, 2006 and August 8, 2008 (the Federal Lawsuit). The suit did not state a specific amount of damages. On February 19, 2009, the Company and its insurance carriers reached an agreement in principle to settle the class action with representatives of the class. The settlement is still subject to preparation of a final settlement agreement, following which the Company would intend to seek preliminary approval from the Court so that class members can receive notice of the settlement, providing them with the opportunity to accept its terms or to opt out and choose whether to pursue their own individual claims. Following a fair period of notice to the class, it would be the Company’s intention to seek final Court approval of the settlement and the dismissal of all claims against us. The Company denies all of the allegations in the lawsuit and believes that its disclosures were appropriate under the law. Nevertheless, management has agreed to settle the litigation in order to avoid costly and time-consuming litigation. Management does not expect a cash effect of the settlement on the Company as the entire settlement amount is expected to be paid by the Company’s liability insurers.

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

In May 2009, the Company learned that the Division of Enforcement of the Securities and Exchange Commission has opened a formal investigation in relation to the events and allegations set forth in the class actions and derivative actions noted above.

On February 5, 2009, the Company, BionBasin, Inc. (Bion), Opus Trust, Inc. (Opus Trust) and Martin Benowitz, individually and as Trustee of the Martin A. Benowitz Qualified Profit Sharing Plan (Benowitz), entered into a Settlement Agreement and Mutual Release Agreement (the Settlement Agreement) to settle, among other things, certain claims related to (a) ion exchange units previously sold to Opus Trust by Bion, including a unit that was damaged by an uninsured motorist, (b) Benowitz’ acquisition and sale of the Company’s common stock and (c) Opus Trust’s acquisition of Bion common stock (collectively, the Dispute). Pursuant to the terms of the Settlement Agreement, (a) the Company paid $125 to Opus Trust and transferred to Opus Trust 150,000 shares of Empire Water Corporation common stock (all of which was expensed in the year ended December 31, 2008), (b) Opus Trust transferred to the Company all shares of Bion common stock (500,000 shares) held by Opus Trust and title to the ion exchange units previously sold to Opus Trust, (c) Opus Trust and Benowitz released the Company and Bion from any and all claims and actions arising from the Dispute, (d) the Company and Bion released Opus Trust and Benowitz from any and all claims and actions arising from the Dispute and (e) the parties agreed not to make negative references to the character or business reputation of the parties to the Settlement Agreement.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q along with our Annual Report on Form 10-K for the year ended December 31, 2008 completely and with the understanding that our actual future results may be materially different from what we expect.

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

Overview

Basin Water, Inc. and its subsidiaries (the Company) design, build and implement systems for the treatment of contaminated groundwater, municipal and industrial wastewater, industrial process water and air streams from municipal and industrial sources. Customers can choose between purchasing the Company’s systems and entering into long-term contracting arrangements for the Company’s systems. The Company also offers long-term contracts for the treatment of water produced from installed treatment systems as well as other water treatment-related services.

In 2007 and 2008, we derived most of our revenues from designing, assembling and servicing our proprietary ion-exchange systems for the treatment of contaminated groundwater for use as drinking water. Also, in 2007 and 2008, we launched major initiatives, both external and internal, to facilitate our transformation into a water services company focused on development of our technology+services business model. Using this model, we seek opportunities to combine proprietary or specialized technologies with long-term relationships built through performance-based service agreements to meet groundwater treatment, industrial water and wastewater treatment and resource recovery needs. By expanding the array of technologies we offer through our technology+services model beyond our proprietary ion-exchange technology, we believe we can expand the potential pool of customers, markets and geographic areas for our services.

While we commenced a number of new initiatives in 2007 and 2008, we continue to derive a significant part of our revenues from selling and servicing our proprietary, ion-exchange, onsite regenerable treatment system. That system reduces groundwater contaminant levels in what we believe is an efficient, flexible and cost-effective manner. Our system produces what we believe are very low waste rates, can meet a wide range of volume requirements and is capable of removing multiple chemical contaminants at a single site. These systems regenerate the resin by using a salt brine solution to remove the contaminants from the resin so that it can be used again in the ion-exchange process. We market these systems to utilities, cities, municipalities, special districts, real estate developers, investor-owned utilities and other organizations for use in treating groundwater that does not comply with federal or state drinking water regulations due to the presence of chemical contaminants.

We are taking steps to become a next generation water services company that succeeds by combining the strengths of our existing businesses and employees with the offering of cutting edge technology and site-tailored solutions. Subject to the availability of capital resources, we plan to employ this model across a broad range of treatment scenarios in municipal and industrial water markets.

We make available free of charge through our internet website our press releases, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q (including this Quarterly Report on Form 10-Q), Current Reports on Form 8-K and all other required filings with the Securities and Exchange Commission (SEC) and amendments thereto as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 9302 Pittsburgh Avenue, Suite 210, Rancho Cucamonga, California 91730, and our telephone number is (888) 481-6811. Our website address is www.basinwater.com. The information on our website is neither part of nor incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in thousands of dollars and as a percentage of revenues:

	Three Months Ended March 31,
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Revenues
System sales	$1,422	40%	$1,064	37%
Contract revenues	2,130	60%	1,785	63%

Total revenues	3,552	100%	2,849	100%

Cost of revenues
Cost of system sales	1,072	30%	833	29%
Cost of contract revenues	1,879	53%	1,487	52%
Depreciation expense	260	7%	199	7%

Total cost of revenues	3,211	90%	2,519	88%

Gross profit	341	10%	330	12%
Research and development expense	43	1%	74	3%
Selling, general and administrative expense	5,385	152%	5,645	198%

Loss from operations	(5,087)	-144%	(5,389)	-189%
Other income (expense)	(889)	-25%	279	10%

Loss before taxes	(5,976)	-169%	(5,110)	-179%
Income tax benefit	—		—

Loss before noncontrolling interest	(5,976)	-169%	(5,110)	-179%
Less: net income attributable to noncontrolling interest	(46)	-1%	(74)	-3%

Net loss	$(6,022)	-170%	$(5,184)	-182%

Three Months Ended March 31, 2009 and 2008

The following table summarizes the significant components of revenues, cost of revenues and gross profit or loss for the three months ended March 31, 2009 compared to the same period in the prior year:

	2009	2008	Increase (Decrease)
	(In thousands)
Revenues:
System sales	1,422	1,064	358
Contract operations	2,130	1,785	345

Total Revenues	3,552	2,849	703

Cost of Revenues:
System sales	1,072	833	239
Contract operations	1,650	1,854	(204)
Net change in contract loss reserve	(642)	(367)	(275)
Contract termination costs	871	—	871
Depreciation expense	260	199	61

Total Cost of Revenues	3,211	2,519	692

Gross Profit:
System sales	350	231	119
Contract operations	(651)	(268)	(383)
Reserve for future contract operations	642	367	275

Total Gross Profit	$341	$330	$11

Revenues

Revenues increased by $0.7 million, or 24%, to $3.6 million in the first quarter of 2009 from $2.9 million during the first quarter of 2008. Revenues from system sales increased by $0.4 million, or 36%, to $1.4 million in the first quarter of 2009 from $1.1 million in the first quarter of 2008. In September 2008, we acquired Envirogen, which contributed $1.0 million of system sales during the first quarter of 2009. At the same time, our system sales revenue other than from Envirogen decreased by $0.7 million, or 64%, to $0.4 million in the first three months of 2009 compared to $1.1 million in the same period in 2008. Contract operations revenues increased from $1.8 million during the first quarter of 2008 to $2.1 million during the same period of 2009, an increase of $0.3 million, or 17%. The acquisition of Envirogen had no impact on contract revenues in the first quarter of 2009.

Cost of Revenues

Cost of revenues increased by $0.7 million, or 28%, to $3.2 million during the first quarter of 2009 compared to $2.5 million during the same period in 2008. Cost of system sales increased to $1.1 million in the first quarter of 2009 compared to $0.8 million in the first quarter of 2008. The September 2008 acquisition of Envirogen resulted in approximately $0.5 million in cost of revenues in the first quarter of 2009, compared to the $1.0 million of revenue contributed by Envirogen in the same period. Gross profit on Envirogen system sales during the quarter ended March 31, 2009 was favorably impacted by the close out of two projects at higher than expected gross margins.

In addition, the increase in cost of revenues was due to approximately $0.9 million of contract termination costs which were incurred in the first quarter of 2009. During the first quarter of 2009, five of our existing customer contracts were cancelled either pursuant to their contract terms or by mutual consent and the leased water treatment systems returned to us. As a result of these contract terminations, we expensed certain previously capitalized costs of approximately $0.7 million associated with these systems consisting primarily of spent resin and deployment costs. In addition, we accrued approximately $0.2 million of decommissioning and resin disposal expenses in connection with the return of these systems. The total charge to income related to the termination of these contracts was approximately $0.9 million in the first quarter of 2009 before approximately $0.4 million in contract loss reserve reversals associated with the terminated contracts.

The aforementioned increase in the cost of system sales was accompanied by a decrease of $0.2 million in the cost of contract revenues from $1.9 million in the first quarter of 2008 to $1.7 million in the first quarter of 2009. Operating costs include salt, waste disposal and field service labor and related expenses. In the first quarter of 2009, we had decreases in labor, waste disposal and supply expenses. The decrease in labor is reflective of our reduced workforce in the first quarter of 2009 when compared to the same period in 2008. In addition, we implemented measures to improve our efficiency in field service, resulting in the decreased waste and supply expenses. Operating costs for the first quarter of 2009 and 2008 were partially offset by $0.2 million and $0.4 million, respectively, of charges against the related reserves for operating losses. The acquisition of Envirogen had no impact on cost of contract revenues in the first quarter of 2009.

Gross Profit

We recorded gross profit of $0.3 million during each of the first quarters of 2009 and 2008, respectively. In 2009, gross profit was negatively impacted by the aforementioned net contract termination costs of approximately $0.5 million recorded in the first quarter of 2009. These contract termination costs were offset in part by higher gross profit on system sales in the first quarter of 2009, primarily attributable to Envirogen.

Research and Development Expense

Research and development expense was less than $0.1 million in each of the three-month periods ended March 31, 2009 and 2008.

Selling, General and Administrative Expense

The following table summarizes the significant components of selling, general and administrative (SG&A) expense for the three months ended March 31, 2009 compared to the same period in the prior year.

	2009	2008	Increase (Decrease)
	(In thousands)
Compensation and benefits	$2,108	$2,003	$105
Severance, consulting and stock-based compensation - former Chairman and CEO	—	983	(983)
Professional fees	611	832	(221)
Restatement expenses	486	—	486
Travel and entertainment	264	310	(46)
Stock-based compensation expense	218	261	(43)
Restricted stock expense	334	250	84
Amortization - intangibles	179	143	36
Depreciation	118	67	51
Directors’ fees and public company costs	365	162	203
Bad debt expense	100	153	(53)
Outside selling, marketing & promotion	86	83	3
Insurance	127	80	47
Communications	46	43	3
Facility expense	251	190	61
Other SG&A expense	92	85	7

Total SG&A Expense	$5,385	$5,645	$(260)

SG&A expense decreased by $0.3 million, or 5%, to $5.4 million during the first quarter of 2009 from $5.7 million during the same period of 2008. The decrease was due in part to approximately $1.0 million in severance and other compensation expenses related to our former Chairman and CEO during the first quarter of 2008. No significant severance payments were made in the first quarter of 2009. Our professional fees were approximately $0.2 million less in the first quarter of 2009 when compared to the same period in 2008, as legal fees were reduced as settlements and insurance deductible levels were reached in the last half of 2008 and early 2009 for certain outstanding litigation matters. These reductions in SG&A expense were partially offset by approximately $0.5 million of expenses incurred in connection with the restatement of our 2007 and 2006 financial statements. In addition, Envirogen accounted for approximately $0.7 million of our SG&A expense in the first quarter of 2009, consisting primarily of compensation and benefits, offsetting otherwise lower staffing costs due to a reduced headcount.

Other Income (Expense)

The following table summarizes the significant components of other income and expense for the quarter ended March 31, 2009 compared to the same period in the prior year.

	2009	2008	Expense (Increase) Decrease
	(In thousands)
Interest income	$28	$358	$(330)
Interest expense - notes & loans	(7)	(41)	34
Equity in loss of affiliate	—	(40)	40
Impairment charge - investment in affiliate	(910)	—	(910)
Other	—	2	(2)

Total Other Income (Expense)	$(889)	$279	$(1,168)

Other expense was approximately $0.9 million during the quarter ended March 31, 2009 compared to other income of approximately $0.3 million in the first quarter of 2008. The principal factor affecting other expense in the 2009 quarter is the charge to earnings of approximately $0.9 million to write off the carrying value of our investment in Empire, of which we hold an approximate 31% interest. As discussed in Note 8 to the unaudited condensed consolidated financial statements, we determined that the carrying value of our investment in Empire should be reduced by approximately $1.7 million, offset by a reduction of approximately $0.8 million in deferred revenue – affiliate.

We earn interest income on our invested cash balances. Interest income decreased due to both lower cash balances as we used cash for our operations and lower interest rates on money market funds during the first quarter of 2009 compared to the same period in 2008.

Liquidity and Capital Resources

At March 31, 2009 we had approximately $8.8 million in cash and cash equivalents, including $0.4 million resulting from the consolidation of VL Capital, which funds of VL Capital are not available to us to support our liquidity needs. We have invested substantially all of our available cash balances in money market funds placed with reputable institutions for which credit loss is not anticipated. The following table summarizes our primary sources and uses of cash in the periods presented.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash used in:
Operating activities	$(2,281)	$(7,460)
Investing activities	(632)	(597)
Financing activities	(209)	(89)

Net decrease in cash and cash equivalents	$(3,122)	$(8,146)

Operating Activities

Net cash used in operating activities was approximately $2.3 million for the first three months of 2009 compared to net cash used of $7.5 million for the comparable period in 2008. We recorded a net loss of $6.0 million in the first quarter of 2009 which was offset by a $1.9 million decrease in receivables, a $0.4 million increase in deferred revenues, a $0.9 million write down of our investment in Empire and the $0.7 million expense of previously capitalized costs associated with the termination of certain contracts.

In 2008, in addition to our net loss of $5.2 million, cash used in operating activities was primarily due to an increase in other assets and liabilities of $1.4 million including approximately $0.9 million of bid deposits, a net decrease in accounts payable of $0.7 million, a $0.4 million increase in inventory, and a $0.4 million decrease in contract loss reserve.

Investing Activities

Net cash used in investing activities was $0.6 million in the first three months of 2009 which was consistent with the first three months of 2008.

Financing Activities

Net cash used in financing activities was approximately $0.2 million for the first three months of 2009 compared to net cash used in financing activities of approximately $0.1 million in the same period of 2008.

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

At March 31, 2009 we had approximately $8.4 million and as of May 15, 2009 we had approximately $7.3 million in cash and cash equivalents (excluding cash balances resulting from the consolidation of VL Capital which are not available to us to support our liquidity needs). We have invested substantially all of our available cash funds in money market funds placed with reputable institutions for which credit loss is not anticipated.

We have experienced significant negative cash flows from operating and investing activities since 2006, including during the first quarter of 2009, and we expect to consume additional cash for such activities for the foreseeable future. We had a net loss of approximately $6.0 million for the three months ended March 31, 2009 and incurred net losses during the past two fiscal years ended December 31, 2008 and 2007 of approximately $32.5 million and $18.3 million, respectively. Unless and until we are able to generate sufficient revenues from our system sales and contract services, we expect such losses to continue in the future. Therefore our ability to continue to operate our business over the next 12 months is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise capital to support our future operations.

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

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. These events in the credit markets as well as deteriorating market conditions have also had an adverse effect on other financial markets in the United States, including the equity markets, which we expect will make it very difficult and costly for us to raise capital through the issuance of debt, common stock or other equity securities. To date, our efforts to secure additional capital from debt or equity financing have been unsuccessful. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue operations, resulting in significant harm to our financial condition and prospects and a decline in our stock price. This raises substantial doubt as to our ability to continue as a going concern.

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

As previously announced, our Board of Directors has engaged Canaccord Adams to conduct a review of the Company’s strategic alternatives. These alternatives include the sale of some or all of our assets or stock, a merger or other business combination involving the Company, third party investment and other strategic alternatives. The Company and Canaccord Adams have engaged in confidential discussions with a number of potential counterparties regarding a strategic transaction, most of which have involved a sale of substantially all of our assets under Section 363 of the Bankruptcy Code intended to result in continuation of the Company’s current business. However, there can be no assurance that these efforts will result in any specific transaction or that any transaction that is consummated will be favorable to our stockholders.

Outstanding Indebtedness

At March 31, 2009, we had no outstanding indebtedness except for approximately $0.2 million of notes payable to a finance company in connection with the consolidation of VLC and approximately $0.1 million of notes payable to another finance company for insurance premiums. See Note 9 to our unaudited condensed consolidated financial statements for further discussion.

Contractual Obligations

The following table summarizes our known contractual obligations to make future cash payments as of March 31, 2009 as well as an estimate of the periods during which these payments are expected to be made.

Payments Due by Period	Less than 1 Year (2009-2010)	1 to 3 Years (2010-2012)	3 to 5 Years (2012-2014)	More than 5 Years (After 2014)	Total
	(In thousands)
Long-term debt obligations	$202	$22	$86	$—	$310
Capital lease obligations	13	—	—	—	13
Operating lease obligations	800	1,045	127	—	1,972
Capital commitments (1)	4,008	—	—	—	4,008
Purchase commitments (2)	—	—	—	—	—

Totals	$5,023	$1,067	$213	$—	$6,303

(1)- Represents estimated costs to complete groundwater treatment systems under current contracts with customers

(2)- There are no minimum purchase arrangements with vendors

Capital Expenditures

Our capital expenditures in the first three months of 2009 and 2008 were approximately $0.6 million, respectively. Our capital expenditures are primarily for groundwater treatment systems that we build and then contract to customers under long-term contracts. Our future capital expenditures will fluctuate depending on the number of our systems we place with customers under long-term contracts and the availability of cash resources to fund such expenditures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2009, other than the non-interest bearing notes payable by VL Capital to a financing company and short-term notes payable to finance insurance premiums (see Note 9 to the condensed consolidated financial statements), we had no outstanding indebtedness. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would not have a material effect on our annual interest expense, our results of operations or financial condition. We derive substantially all of our revenues from sales within the United States. Since transactions in foreign currencies are immaterial to us as a whole, we do not consider it necessary to hedge against currency risk.

As noted above, the U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. These events in the credit markets, as well as deteriorating market conditions, have also had an adverse effect on other financial markets in the United States, including the equity markets, which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2009, the end of the period covered by this report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2008, and in connection with the restatement of our financial statements for the years ended December 31, 2007 and 2006, we identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2008 and that we believe still existed as of March 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2009.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 as a result of the material weaknesses described below. We believe these material weaknesses still existed as of March 31, 2009.

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

In connection with the restatement of our consolidated financial statements, we have identified the following material weaknesses in our internal control over financial reporting that continued to exist as of March 31, 2009:

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

        In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our unaudited consolidated financial statements for the three-month period ended March 31, 2009 included in this Quarterly Report on Form 10-Q were fairly presented in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited consolidated financial statements for the three-month period ended March 31, 2009 are fairly presented in accordance with GAAP.

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

(d) Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

On December 27, 2007 and January 2, 2008, two purported securities class action complaints were filed in the United States District Court for the Central District of California against our Company, Peter L. Jensen, Michael M. Stark and Thomas C. Tekulve (collectively referred to as the Basin defendants) for violations of the Exchange Act. These lawsuits, which contain similar allegations, are captioned Poulos v. Basin Water, et al., Case No. CV 07-8359 GW (FFMx) and Nofer v. Basin Water, et al., Case No. CV 08-0002 SGL (JCRx). The lawsuits were subsequently consolidated, and on October 3, 2008 a Consolidated Amended Complaint (CAC) was filed which alleges that the Company deliberately understated the reserves it took for certain unprofitable contracts, and committed various intentional violations of GAAP during a putative class period between November 14, 2006 and August 8, 2008 (the Federal Lawsuit). The suit did not state a specific amount of damages. On February 19, 2009, we and our insurance carriers reached an agreement in principle to settle the class action with representatives of the class. The settlement is still subject to preparation of a final settlement agreement, following which we would intend to seek preliminary approval from the Court so that class members can receive notice of the settlement, providing them with the opportunity to accept its terms or to opt out and choose whether to pursue their own individual claims. Following a fair period of notice to the class, it would be our intention to seek final Court approval of the settlement and the dismissal of all claims against us. We deny all of the allegations in the lawsuit and believe that our disclosures were appropriate under the law. Nevertheless, we have agreed to settle the litigation in order to avoid costly and time-consuming litigation. We do not expect a cash effect of this settlement on our Company as the entire settlement amount is expected to be paid by our liability insurers.

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

In May 2009, the Company learned that the Division of Enforcement of the Securities and Exchange Commission has opened a formal investigation in relation to the events and allegations set forth in the class actions and derivative actions noted above.

From time to time, we are involved in legal and administrative disputes and proceedings arising in the ordinary course of business, which we believe are not material to the conduct of our business. With respect to these ordinary matters, management believes that we have adequate accruals for related costs, and we may also have effective legal defenses.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our recently filed Annual Report on Form 10-K for the year ended December 31, 2008. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in our Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no repurchases of our common stock during the three months ended March 31, 2009 under the stock repurchase program authorized by our Board of Directors in May 2007 that allowed us to repurchase up to $10 million of our common stock. The shares could be repurchased at times and prices as determined by management, and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases must be made in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Exchange Act, as amended.

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

Date: May 22, 2009	BY:	/s/ W. CHRISTOPHER CHISHOLM
W. Christopher Chisholm
Chief Financial Officer
(Principal Financial and Accounting Officer)